Form 10QSB
period 1999-09-30
DIMGROUP COM INC
filed 1999-12-01
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1999

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-25879

	                     Dimgroup.com Inc.
              (Name of Small Business Issuer in its charter)



                Indiana                                       35-2065469
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     555 Burnhamthorpe Road, Suite 304, Toronto, Ontario, Canada M9C-2Y3
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (416) 626-5346



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

     As of September 30, 1999, the Registrant has outstanding 8,519,800 shares of Common Stock.

                 MAS Acquisition VII Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 1999


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at September 30, 1999 (unaudited)         F-1
     Statements of Operations for the three months
        ended September 30, 1999                             F-2
     Statements of Cash Flows for the three months
        ended September 30, 1999                             F-3
     Notes to Unaudited Financial Statements                 F-4

                     DIMGROUP.COM INC.
                      BALANCE SHEETS
                       (Unaudited)

                                            9/30/99
                                            -------
   ASSETS

   Current Assets
     Cash                                  $   388

                                           -------
     Total Current Assets                      388

   Property & Equipment, Net                 2,521

   Accumulated depreciated                   (199)
                                           -------
     Total Assets                          $ 2,710
                                           =======

   LIABILITIES & STOCKHOLDERS' EQUITY

   Current Liabilities
     Accounts Payable                      $15,000

     Other Current Liabilities                   -
                                           -------
     Total Current Liabilities              15,000

   Long-term Liabilities                         -
                                           -------
     Total Liabilities                      15,000

   Stockholders' Equity
     Common Stock                            8,519
     Paid In Capital                             -
   Accumulated Deficit                     (20,809)
                                           -------
     Total Stockholders' Equity            (12,290)
                                           -------
   Total Liabilities &
     Stockholders' Equity                  $ 2,710
                                           =======

                     F-1

                  DIMGROUP.COM INC.

             STATEMENTS OF OPERATIONS
                    (Unaudited)

                     	         Three
                                 Months
                                 Ended
                     		9/30/99
                    		--------

Net Revenue                      $    0
Cost of Revenue                       0
                    		--------
Gross Profit         	              0

Total Operating
 Expenses                        17,106
                     		-------
Operating Income(Loss)          (17,106)


Net Income (Loss)              $(17,106)
                                =======

Net Income (Loss)                     0
 Per share           		=======

Weighted Average      	        8,519,800
 Share outstanding    		=========


                      DIMGROUP.COM INC.

                   STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                             Three Months
                                                Ended
                                         	9/30/99
                                         	-------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $ (2106)


Increase (Decrease) in:
 Receivables                                        -
 Accounts Payable                          	(2106)
 Prepaid Expenses                                   -
                                           	------
Net cash provided (used) by
 operating activities                               -

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchases of equipment                             -


CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital Contributions                              -


                                               ------
Net cash provided (used) by
 financing activities                               -
                                               ------
NET INCREASE (DECREASE) IN CASH                 (2106)
CASH, beginning of period                        2494
                                               ------
CASH, end of period                            $  388
                                               ======

                              DIMGROUP.COM INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

A. Organization

The Company is in the development stage. The Company intends to operate as a web-based provider of financial information.

B. Property and equipment

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Depreciation is calculated using the expected useful lives of the assets as follows:

	Furniture and office equipment	3 - 5 years

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

C. Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

D. Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses and notes payable to shareholders. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                                 DIMGROUP.COM INC.

                         NOTES TO FINANCIAL STATEMENTS

F. Impairment of long lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

G. Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented no dilutiv

H. Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.

I. Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

J. Foreign currency translation

The local currency (Canadian Dollar) is the functional currency for the Company's operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

     In our Management's Discussion we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

     Dimgroup.com Inc., an Indiana corporation ( "Dimgroup.com" or the "Company") is a financial Internet network. At the present time the company is focusing on developing its content and increasing its user base. Dimgroup.com publishes an opt-in email newsletter that started in January 1999. Currently there are over 4000 subscribers. The newsletter provides complete analysis and commentary on the Economy and the markets in general. The web site is broken down into several sections:

1)OTC Section: investors can find information on listing requirements for companies wanting to apply for Small Cap Nasdaq Listing, the filing schedule for non reporting companies to become fully reporting, a complete listing of all OTC stocks, an address finder and an article from a former market Maker outlining some of inner workings of OTC MMs. In addition, dimgroup.com maintains a daily list all the new 10sb filings submitted by OTC quoted companies to the SEC.

2)Nasdaq Short Positions: Dimgroup.com is one of only a handful of financial sites that offers a friendly way to search and retrieve Nasdaq monthly short positions.

3)Tech charts: Free advanced technical charts for most North American stocks are provided.

4)Premier Articles: A popular section that provides a number of informative educational essays on advanced topics submitted by industry professionals and investors. Topics include Market Maker analysis , Shorting techniques, Stock schemes and more.

5)IPOs: Extensive IPO information including most recent filings and pricing. Dimgroup.com is developing a financial analysis program that will provide free financial analysis.

     Dimgroup.com is currently testing an extensive message board system that will provide thousands of message boards for stock followers.

RESULTS OF OPERATIONS

     The Company has yet to generate revenue and in view of the explosive growth of the Internet industry and limited history of operations, it would be difficult to forecast revenues. Noting this, comparing quarter-to-quarter results at this point would not hold much value and makes it difficult to forecast.

     Its operating expenses are attributable to the completion of its merger as reported in the 8-K/A filed on November 8, 1999 and retaining a transfer agent. Compared to previous results of operations the Company has increased its expenses and it can be expected that future operating expenses will also rise with the purchase of new equipment and the need to upgrade our technology. Noting this, the Company expects to have Operating losses continue in the near future.



LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to raise funds via private placements during the fourth quarter 1999. Capital contribution from these private placements will be sufficient to meet its working capital needs at least through the next twelve months.


FUTURE OUTLOOK

     The Company intends to open up its message boards at the beginning of the new year at which point it will also have finished the development of new content. To ensure users are able to access these new services expendietly we are in the process of upgrading our server. In the first quarter of 2000 the company will commence its sales and marketing campaign.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a current report on Form 8-K dated August 18, 1999 during the quarter ended June 30, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dimgroup.com Inc.



Date: November 30, 1999

                           By: /s/ Marc Cianfarani
                               ----------------------------------
                               Marc Cianfarani
			       President, CEO and
			       Chairman of Board of Directors