Form 10KSB
period 1999-12-31
DIMGROUP COM INC
filed 2000-03-31
CIK 1081369

Part I



FORWARD-LOOKING STATEMENTS: This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from estimates. The risks and uncertainties associated with forward-looking statements include, among other things, significant changes in general economic conditions, both domestic and international; the impact of market conditions; changes in interest rates; the impact of interest rates and market conditions on loans, deposits and debt; changes in our tax liability and rates; decline in value in our capital investments, and our ability and resources to execute our business strategies and manage risks associated with potential expansion plans or business initiatives.



Item 1.	Business


On August 11, 1999, Dimgroup, Inc. ("DGI") entered into a Stock Exchange Agreement (the "Agreement") with MAS Acquisition VII Corp. ("MAS"). As result of the Agreement between Dimgroup, Inc. and MAS, DGI has merged into MAS and changed its name to Dimgroup.com Inc..

Dimgroup.com (the "Company") is striving to become a leading web-based provider of comprehensive, timely, original and trustworthy financial information aimed at helping investors make informed decisions. The Company currently has a community of loyal readers who turn to Dimgroup.com for their financial and investment information. The Company plans to grow this community and increase the web-based content in order to maintain a high level of service for its readers. The site provides investors with extensive and useful financial information free of charge. At the present time, the Company issues newsletters weekly to subscribers, which provide them with an overview of the past week's market movement and trends.


The web site is broken down into several sections:

1)OTC Section: investors can find information on listing requirements for companies wanting to apply for Small Cap Listing, the filing schedule for non reporting companies to become fully reporting, a complete listing of all OTC stocks, an address finder and an article from a former market Maker outlining some of inner workings of OTC MMs. In addition, dimgroup.com maintains a daily list all the new 10sb filings submitted by OTC quoted companies to the SEC.

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



GOVERNMENT REGULATION. There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. It may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect the Companys business.

COMPETITION. Competition amongst companies providing business and related information on the internet is intense and may be expected to intensify. The Company cannot control the ultimate result of the venture or assure itself or its investors that the project will be successful.
There are many financial services sites on the internet. Some provide primarily financial data or promote a specific company while there are other sites that promote products or services such as a newsletters, investment software or brokerage services. With the numerous amount of sites available to internet users, the Company has focussed on providing content for free to ensure its ability to compete in this market.


Item 2.	Properties


The Company presently leases office space at 555 Burnhamthorpe Road, Suite 304, Toronto, Ontario Canada, M9C-2Y3. The term of the lease is one year, commencing in October 1999 and the monthly rental payment is $965.14 payable in Canadian funds.


Item 3. 	Legal Proceedigns

There are no material pending legal proceedings, other than ordinary legal matters incidental to the Company's business, to which the Company is a party or in which any of the Company's property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.



				Part II

Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters

At the time of this filing, the Company was not trading.


Item 6.	Selected Financial Data

	Please see Exhibit A. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations


RESULTS OF OPERATIONS
     The Company has yet to generate revenue and in view of the explosive growth of the Internet industry and limited history of operations, it would be difficult to forecast revenues.

     Its operating expenses are attributable to the completion of its merger as reported in the 8-K/A filed on November 8, 1999, retaining a transfer agent, the purchase of office equipment and lease agreements for office space and equipment. Compared to previous results of operations the Company has increased its expenses and it can be expected that future operating expenses will also rise with the purchase of new
equipment and the need to upgrade our technology.   Noting
this, the Company expects to have Operating losses continue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to raise funds via private placements during the first half of 2000. Capital contribution from these private placements will be sufficient to meet its working capital needs at least through the next twelve months.





Item 9.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosure


 Please see Exibit B for details on the change of Accountants.


				Part III


Item 10.	Directors and Executive Officers of the Registrant



  The following persons are the Directors and Executive
Officers of the Company after the merger:


Name             Age              Position(s)
- -------------  ---    -----------------------------------

Marc Cianfarani  32   Chairman of the Board, President & CEO

Nick Montesano   30   Chief Operating Officer and Director

Berto Napoleone  28   Executive V.P. and Director



MARC CIANFARANI

  Mr. Cianfarani is one of the founders of Dimgroup.com Inc. and has been Chairman of Board of Directors, President and CEO since March 1998. Mr. Cianfarani was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1998. Mr. Cianfarani successfully completed the Canadian Securities Course in 1989 and received an Honors degree in Economics from York University in 1990. From 1990 to 1993 he was a Future Economic Loss Adjudicator at the Workplace Safety and Insurance Board. As President and CEO of Dimgroup.com Inc., Mr. Cianfarani is responsible for spearheading strategic development as well as overseeing the editorial, content and community operations.

NICK MONTESANO

  Mr. Montesano is one of the founders of Dimgroup.com Inc.
and has been Chief Operating Officer and Director since April 1999. Mr. Montesano was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. Mr. Montesano worked at the Workplace Safety and Insurance Board from 1990 to 1993 and was responsible for the support and maintenance of clinet's files. Mr. Montesano successfully completed courses in sales and marketing in 1993, which he used to develop a client base for CMN Consultants. At Dimgroup.com Inc., his primary focus is marketing and developing the company's advertising revenue as well as increasing brand awareness.

BERTO NAPOLEONE

  Mr. Napoleone is one of the founders of Dimgroup.com Inc.
and has been Executive Vice-President and Director since
April 1999. Mr. Napoleone was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. Mr. Napoleone worked at the Workplace Safety and Insurance Board from 1990 to 1993 and was responsible for the issuance and compliance of government forms. He also made decisions on initial requests by clients pertaining to legislative authority. At Dimgroup.com Inc., Mr. Napoleone is responsible for matters pertaining to corporate governance, contracts, licensing, insurance and compliance with local, state and federal laws.



Item 11.	Executive Compensation

  The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance. The annual salaries of executive officers are listed as follows:



Name and Principal Position               Annual Salary
- ------------------------------------      -------------
[S]                                       [C]

Marc Cianfarani                           US$60,000

Nick Montesano                            US$60,000

Berto Napoleone                           US$60,000



Item 12.	Security Ownership of Certain Beneficial
	      Owners and Management


Name and Address           Number of Shares
of Beneficial Owner          Beneficially        Percent of
					  Owned		   Class
- ----------------------  -------------------- --------------
Marc Cianfarani (1)(4)       2,555,940              30.0%
Chairman of the Board,
President and CEO

Nick Montesano (2)(4)        2,555,940              30.0%
Chief Operating Officer
and Director

Berto Napoleone (3)(4)       2,555,940              30.0%
Executive V.P. and
Director

Aaron Tsai (5)                 582,180               6.8%

All Officers and Directors   7,667,820              90.0%
(3 persons)
___________________________


(1) Includes a) 50,000 shares held by Maria Cianfarani, mother of Marc Cianfarani, b) 50,000 shares held by Rob Cianfarani, brother of Marc Cianfarani, c) 50,000 shares held by Anthony Pizzonia, brother-in-law of Marc Cianfarani,
d) 50,000 shares held by Charlie Gallo, brother-in-law of Marc Cianfarani, e) 50,000 shares held by Angelo Gallo, father-in-law of Marc Cianfarani and f) 400,000 shares held by Grace Cianfarani, wife of Marc Cianfarani.

(2) Includes a) 400,000 shares held by Jennifer Montesano, wife of Nick Montesano, b) 50,000 shares held by Antonietta Montesano, mother of Nick Montesano, c) 50,000 shares held by Robert Montesano, brother of Nick Montesano, d) 50,000 shares to Lisa Montesano, sister of Nick Montesano, e) 50,000 shares held by Norma Giacco, mother-in-law of Nick Montesano,
f) 50,000 shares held by Mark Giacco, brother-in-law of Nick Montesano and g) 50,000 shares held by Richard Giacco, brother in law of Nick Montesano.

(3) Includes a) 150,000 shares held by Sandra Napoleone, wife of Berto Napoleone, b) 50,000 shares held by Elia
Napoleone, mother of Berto Napoleone, c) 50,000 shares held by David Napoleone, brother of Berto Napoleone, d) 50,000 shares held by Loreta Dirauso, sister of Berto Napoleone,
e) 50,000 shares held by Connie Galdame, sister of Berto
Napoleone, f) 50,000 shares held by Angela Mendolia, mother-in-law of Berto Napoleone and g) 150,000 shares held by Domenic Mendolia, brother-in-law of Berto Napoleone.

(4) The address for each officer/director is c/o Dimgroup.com
Inc., 555 Burnhamthorpe Road, Suite 304, Toronto, Ontario
M9C-2Y3, Canada.

(5) Mr. Aaron Tsai is the former President of MAS
Acquisition VII, Inc. Mr. Tsai's address is c/o MAS Financial
Corp., 1710 E. Division St., Evansville, IN 47711



				Part IV

Item 14. 	Exhibits, Financial Statement Schedules, and
		Reports on Form



			EXHIBIT A

DIMGROUP.COM INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1999



ASSETS

CURRENT ASSETS
  Cash                 		$22,285
      Total current assets             		22,285

PROPERTY AND EQUIPMENT, NET		2,065

OTHER ASSETS		21

		$24,371

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses		$9,345
  Loans payable		43,000
  Loans payable - officers		6,289
      Total current liabilities          		58,634

LONG-TERM LIABILITIES
  Note payable		90,300

STOCKHOLDERS EQUITY
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding		0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 8,519,800 shares
   issued and outstanding 		6,413
  Additional paid-in capital		0
  Deficit accumulated during the development stage		(130,932)
  Accumulated other comprehensive income:
    Currency translation adjustment		(44)
      Total stockholders' equity		(124,563)

		$24,371





Read the accompanying notes to the Financial statements.






DIMGROUP.COM INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 1999




OPERATING COSTS AND EXPENSES
   General and administrative     	$125,998
   Depreciation and amortization	569
	126,567
OTHER EXPENSES
   Interest expense	4,365

NET (LOSS)	(130,932)

Other comprehensive income:
  Foreign currency translation adjustment	(44)

COMPREHENSIVE (LOSS)	($130,976)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding	8,519,800

(Loss) per share	($0.02)








Read the accompanying notes to the financial statements.




DIMGROUP.COM INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 1999


				Deficit Accumulated	Currency
	Common Stock		Additional 	During the	Translation
	Shares	Amount	Paid in Capital	Development Stage	Adjustment	Total

Shares issued at inception for cash	7,667,820	$100	$0	$0	$0	$100

Cash capital contributions by shareholders			2,500			2,500
Non cash capital contributions by shareholders			3,774			3,774
Reclassification of paid in capital		6,274	(6,274)			0
Acquisition of the net assets of MAS Acquisition Corp. VII	851,980	39				39
Currency translation adjustment					(44)	(44)
Net (loss) for the period	0	0	0	(130,932)	0	(130,932)


BALANCE - DECEMBER 31, 1999	8,519,800	$6,413	$0	($130,932)	($44)	($124,563)



Read the accompanying notes to the financial statements.
DIMGROUP.COM INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 1999



Net (loss)	($130,932)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization	569
   Operating expenses contributed to capital	1,158
   Consulting fees paid with long-term note payable	90,300
   Exchange rate fluctuations	(44)
Changes in assets and liabilities:
    Increase (decrease) in accounts payable and accrued expenses	9,345
       Total adjustments           	101,328
  Net cash (used in) operating activities	(29,604)

Cash flows from investing activities:
  Net cash (used in) investing activities	0

Cash flows from financing activities:
  Proceeds from loans payable 	48,000
  Repayment of loans payable	(5,000)
  Proceeds from loans payable - officers	9,722
  Repayment of loans payable - officers	(3,433)
  Common stock issued for cash	100
  Capital contributions	2,500
  Net cash provided by financing activities	51,889

Increase in cash    	22,285

Cash -  beginning of period     	0

CASH - END OF PERIOD	$22,285


Supplemental cash flow information:
   Cash paid for interest	$20
   Cash paid for income taxes	$0.00


Non cash investing and financing activities:
   Furniture and equipment contributed to capital	$2,616



Read the accompanying notes to the financial statements.


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders:
	Dimgroup.com, Inc..


We have audited the consolidated balance sheet of Dimgroup.com
 Inc.. (A Development Stage Company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception (April 23, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimgroup.com, Inc.. (A Development
 Stage Company) as of December 31, 1999, and the results of its operations and its cash flows for the period from inception (April 23, 1999) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
 As discussed in Note 1 the Company has been in the development stage since inception. Realization of the Companys assets is dependent upon the Companys ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Companys ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.



STARK TINTER & ASSOCIATES, LLC
Certified Public Accountants

Denver, Colorado
March 28, 2000



NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 and is in the development stage.
The Company intends to operate as a web-based provider of financial information.

During August, 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 7,667,820 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 851,980 shares of common stock in exchange for the net assets of MAS. During February, 2000
MAS filed Articles of Merger changing its name to Dimgroup.com Inc.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period from inception to December 31, 1999 of $130,932. In addition, the Companys current assets exceed its current liabilities by $36,349. The Companys development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of operating revenues. The accompanying financial statements do not
 include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
 Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts
 of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when its products are delivered or services are provided.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

   Furniture and office equipment	3 - 5 years

Effective in 1998, the Company adopted Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial results.

Advertising. Costs

The Company expenses all costs of advertising as incurred.

Product Development Costs

The web site will comprise multiple features and offerings
 that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its products, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized.
 Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
 All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

E. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Companys long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturity.
F. Impairment of long lived assets

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

I. Segment Reporting

The Company follows Statement of Financial Accounting Standards
 No. 130, Disclosures About Segments of an Enterprise and
Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

J. Foreign currency translation

The local currency (Canadian Dollar) is the functional currency for the Companys operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders equity.

K. Income taxes

The Company follows Statement of Financial Accounting Standard
 No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.



Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of
 Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement
 No. 133, "Accounting for Derivative Instruments and
Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15,
 2000. In June 1998, the FASB issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities,"
 which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance.
 The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of
 SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Furniture and office equipment      $       2,616
	Less: accumulated depreciation                551

                                       $       2,065

Depreciation expense was $551 for the period ended December
 31, 1999.

NOTE 4 - LOANS PAYABLE AND LONG-TERM DEBT

Loans payable

During the period from July through December, 1999 certain entities made advances to the Company aggregating $48,000 of which $5,000 has been repaid. The advances bear interest at 10% per annum and are payable on demand.

Long-term debt

Note payable, due in August 2001, with interest
Imputed at 10% per annum, unsecured (see Note 8)  $   90,300

NOTE 5 - STOCKHOLDERS EQUITY

At inception the Company issued 7,667,820 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

NOTE 6 - RELATED PARTY TRANSACTIONS

The shareholders of the Company contributed the following to the capital of the Company.

	Furniture and office equipment   $      2,616
	Payment of operating expenses           1,158
	Cash                                    2,500
	                                 $      6,274

During the period from July through December shareholders
 of the Company made non-interest bearing advances aggregating
$9,722 of which $3,433 have been repaid.

NOTE 7 - INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $130,000 which expire in 2019. The deferred tax asset related to this carryforward has been fully reserved.

NOTE 8 - COMMITTMENTS

Operating leases

During September, 1999 the Company entered into a one year lease for office facilities at a monthly rental of $902.

Other

The Company has agreed to pay MAS Financial Corp. (MFC), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 (see Note 4) due on August 10, 2001. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events.










			EXHIBIT B


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 8-K

CURRENT REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Date of Report:  March 6, 2000
(Date of earliest event reported)

            DIMGROUP.COM, INC.
(Exact Name of Registrant as specified in its charter)

Indiana
(State or other jurisdiction of incorporation)

                                      0-25879
	                          (Commission File Number)

	                                35-2065469
                             (IRS Employer Identification No.)

555 Burnhamthorpe Road, Suite 304, Toronto, Ontario, Canada M9C-2Y3
  (Address of principal executive offices)               (Zip code)

(416) 626-5346
(Registrant's telephone number, including area code)


Item 4.	CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(a) (1)On March 6, 2000, the Registrant changed accountants from
Tubbs & Bartnick, P.A. to Stark Tinter & Associates, LLC:

        (i) Tubbs & Bartnick, P.A. declined to stand for re-election, as a result of one of its shareholders becoming a member of Stark Tinter & Associates, LLC;

       (ii) The financial statements reported on by Tubbs &
 Bartnick, P.A. were not subject to an adverse or qualified opinion, or a disclaimer of opinion during the period from inception (April 23, 1999) to December 31, 1999 and the interim period ended March 6, 2000;

	(iii)	The decision to change accountants was approved by the
 Registrant's Board of Directors; and

	(iv) (A)	There were no disagreements related to accounting
principles or practices, financial statement disclosure, or auditing scope or procedure during the period from inception (April 23, 1999) to December 31, 1999 and the interim period ended March 6, 2000.

(B)	Not applicable;

(C)	Not applicable;

(D)	Not applicable; and

(E)	Not applicable.

(2)	On March 6, 2000, the Registrant engaged Stark Tinter &
 Associates, LLC as its independent accountants.

(i)	The Registrant did not consult with Stark Tinter &
 Associates, LLC, its new independent accountants, regarding
any matter 	prior to its engagement, and
(ii)	Not applicable.

(3)	The Registrant has provided to Tubbs & Bartnick, P.A, its
former  accountants, a copy of the disclosures contained in this
Item 4 and the Registrant has requested a letter from Tubbs & Bartnick, P.A, addressed to the Commission, confirming the statements made by the Registrant in this Item 4. A copy of such letter is attached hereto as Exhibit 16.1.

	(b)	Not applicable.

Item 7.		FINANCIAL STATEMENTS AND EXHIBITS.

	(a)	Not applicable.

	(b)	Not applicable.

	(c)	Exhibits.

	16.1	Letter, dated March 6, 2000, from Tubbs & Bartnick,
	 P.A.
	SIGNATURES


	Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

 Date: ____________________


DIMGROUP, INC.   By: ___________________ Chief Executive Officer


March 6, 2000

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C. 20549

RE:  Dimgroup, Inc.

Dear Sir/Madam:

Pursuant to the request of the above referenced Company, we affirm that:

	(1)	We have read the Company's response to Item 4
		of Form 8-K dated
		March 6, 2000; and

	(2)	We agree with the response.

Sincerely,

Tubbs & Bartnick, P.A.


By: ________________________
Print Name: _________________