Form 10-Q
period 2000-03-31
DIMGROUP COM INC
filed 2000-05-19
CIK 1081369

DIMGROUP, INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                  AS OF MARCH 31, 2000

                           ASSETS


CURRENT ASSETS
  Cash                                                                            $73,937
      Total current assets                                                         73,937

PROPERTY AND EQUIPMENT, NET                                                         1,915



                                                                                  $75,852

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $14,845
  Loans payable                                                                   124,430
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   145,564

LONG-TERM LIABILITIES
  Note payable                                                                     90,300

STOCKHOLDERS EQUITY
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 8,519,800 shares
   issued and outstanding                                                           6,413
  Additional paid-in capital                                                            0
  Deficit accumulated during the development stage                               (163,256)
  Accumulated other comprehensive income:
    Currency translation adjustment                                                 (3169)
      Total stockholders' equity                                                 (160,012)

                                                                                  $75,852





Read the accompanying notes to the Financial statements.

                          DIMGROUP, INC
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF OPERATIONS
		THREE MONTHS ENDED MARCH 31, 2000 AND
		PERIOD FROM INCEPTION (APRIL 23, 1999)
				TO MARCH 31, 2000


 									THREE MONTHS	INCEPTION
									   ENDED		TO MARCH 31
									  MARCH 31,		  2000
									   2000
									___________		___________


OPERATING COSTS AND EXPENSES
   General and administrative                          $26,653           $152,651
   Depreciation and amortization                           171                740

TOTAL									  26,824            153,391

OTHER EXPENSES
   Interest expense                                      5,500              9,865

NET (LOSS)                                             (32,324)          (163,256)

Other comprehensive income:
  Foreign currency translation adjustment               (3,125)            (3,169)

COMPREHENSIVE (LOSS)                                   (35,449)         ($166,425)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           17,039,449        17,039,600

(Loss) per share                                         0                ($0.01)















Read the accompanying notes to the financial statements.

                   DIMGROUP, INC.
           (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2000


                                                                                 Deficit Accumulate   Currency
                                           Common Stock              Additional         During the     Translation
                                             Shares       Amount  Paid in Capital  Development Stage   Adjustment     Total


Shares issued at inception for cash            15,335,640	   $100         $0                $0         	  $0	   $100

Cash capital contributions by shareholders                                    2,500                                   2,500
Non cash capital contributions by shareholders                               3,774                                    3,774
Reclassification of paid in capital                            6,274          (6,274)                                    0
Acquisition of the net assets of MAS           1,703,960         		 39                                         39
Acquisition Corp VII
Currency translation adjustment                                                                            (44)         (44)
Net (loss) for the period                      0               0                 0          (130,932)     0         (130,932)



BALANCE - DECEMBER 31, 1999       17,039,600          $6,413            $0         ($130,932)             ($44)     ($124,563)

CURRENCY TRANSLATION ADJUSTMENT 				            			 (3,125)       (3,125)
NET (LOSS) FOR THE PERIOD	         							        (32,324)	    (32,324)

BALANCE - MARCH 31, 2000           17,039,600          $6,413            $0         ($163,256)          ($3,169)     ($160,012)









Read the accompanying notes to the financial statements.

                            DIMGROUP, INC
                    (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF CASH FLOWS
		   THREE MONTHS ENDED MARCH 31, 2000 AND
     PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2000


									THREE MONTHS	INCEPTION
									   ENDED		TO MARCH 31
									  MARCH 31,		  2000
									   2000
									___________		___________



Cash flow from operations
  Net cash (used in) operating activities:		 $(29,778)		  $(59,382)


Cash flows from investing activities:
  Net cash (used in) investing activities                      0                 0

Cash flows from financing activities:
  Proceeds from loans payable                            81,430             129,430
  Repayment of loans payable                                  -              (5,000)
  Proceeds from loans payable - officers                      -               9,722
  Repayment of loans payable - officers                       -              (3,433)
  Common stock issued for cash                                -                 100
  Capital contributions                                       -               2,500
  Net cash provided by financing activities              81,430              133,319

Increase in cash                                         51,652               73,937

Cash -  beginning of period                              22,285                    0

CASH - END OF PERIOD                                     73,937              $73,937




Read the accompanying notes to the financial statements.

MANAGEMENT'S DISCUSSION



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

At the present time, the Company issues newsletters weekly to subscribers, which provide them with an overview of the past week's market movement and trends. The web site is broken down into several sections:

1) OTC Section: investors can find information on listing requirements for companies wanting to apply for Small Cap Listing, the filing schedule for non reporting companies to become fully reporting, a complete listing of all OTC stocks, an address finder and an article from a former market Maker outlining some of inner workings of OTC MMs. In addition, dimgroup.com maintains a daily list all the new 10sb filings submitted by OTC quoted companies to the SEC.

2) Nasdaq Short Positions: Dimgroup.com is one of only a handful of financial sites that offers a friendly way to search and retrieve Nasdaq monthly short positions.

3) Tech charts: Free advanced technical charts for most North
American stocks are provided.

4) Premier Articles: A popular section that provides a number of informative educational essays on advanced topics submitted by industry professionals and investors. Topics include Market Maker analysis, Shorting techniques, Stock schemes and more.

5) IPOs: Extensive IPO information including most recent filings and pricing. Dimgroup.com is developing a financial analysis program that will provide free financial analysis. Dimgroup.com is currently testing an extensive message board system that will provide thousands of message boards for stock followers.


RESULTS OF OPERATIONS
     The Company has yet to generate revenue and in view of the explosive growth of the Internet industry and limited history of operations, it would be difficult to forecast revenues. Noting this, comparing quarter-to-quarter results at this point would not hold much value and makes it difficult to forecast.

     Its operating expenses are mainly attributable to
transfer agent fees, office lease and expenses, telephone
and Internet server.  Compared to previous results of
operations the Company has increased its expenses and it
can be expected that future-operating expenses will also
rise with the purchase of new equipment and the need to
upgrade our technology.   Noting this, the Company expects
to have Operating losses continue in the near future.


FUTURE OUTLOOK

     The Company intends to open up its message boards at this year at which point it will also have finished the development of new content. The Company expects its user base to increase significantly once we complete the above and commence our sales and marketing campaign. In order to ensure users are able to access these new services expediently the Company may have to upgrade its server and hire more staff.

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

Dimgroup.com Inc.

Date: May 12, 2000

By: /s/ Nick Montesano
  Nick Montesano
 Chief Operating Officer and Director