Form 10-Q/A
period 2000-03-31
DIMGROUP COM INC
filed 2000-06-27
CIK 1081369

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

                        Commission file number 0-25879

                        MAS Acquisition VII Corp.
              (Name of Small Business Issuer in its charter)



                Indiana                                       35-2065469
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     555 Burnhamthorpe Road, Suite 304		        M9C-2Y3
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (416) 626-5376



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

     As of March 31, 2000, the Registrant has outstanding 17,039,600 shares of Common Stock.

INDEX TO FINANCIAL STATEMENTS

                                                                Page
                Consolidated Balance Sheet as of March 31, 2000
                   (Unaudited)                                  F-1
                Consolidated Statements of Operations, For the
                   Three Months Ended March 31, 2000 and
                   the Period From Inception (April 23, 1999)
                   to March 31, 2000 (Unaudited)                F-2
                Consolidated Statement of Changes of
                   Stockholders' Deficit, For the Period From
                   Inception (April 23, 1999) to March 31, 2000
                   (Unaudited)                                  F-3
                Consolidated Statements of Cash Flows, For the
                   Three Months Ended March 31, 2000 and
                   the Period From Inception (April 23, 1999)
                   to March 31, 2000 (Unaudited)                F-4
                Notes to Financial Statements as of
                   March 31, 2000 (Unaudited)                   F-5



                               DIMGROUP.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31,2000
                                 (UNAUDITED)

                   ASSETS

CURRENT ASSETS
  Cash                                               $   73,937
                                                     ----------
      Total current assets                               73,937
                                                     ----------

PROPERTY AND EQUIPMENT, NET                               1,915
                                                     ----------

                                                     $   75,852
                                                     ==========

      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $   14,845
  Loans payable                                         124,430
  Loans payable - officers                                6,289
                                                     ----------
      Total current liabilities                         145,564
                                                     ----------

LONG-TERM LIABILITIES
  Note payable                                           90,300


STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding             -
  Common stock, $.001 par value, 80,000,000
   shares authorized, 17,039,600 shares
   issued and outstanding                                 6,413
  Deficit accumulated during the development stage     (163,256)
  Accumulated other comprehensive income:
    Currency translation adjustment                      (3,169)
                                                     ----------
      Total stockholders' (deficit)                    (160,012)
                                                     ----------

                                                     $   75,852
                                                     ==========

        Read the accompanying notes to the Financial statements.

                               DIMGROUP.COM INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 2000 AND
          THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2000
                                  (UNAUDITED)

                                         Three Months
                                            Ended          Inception to
                                        March 31, 2000    March 31, 2000
                                        --------------    --------------
OPERATING COSTS AND EXPENSES
   General and administrative            $    26,653       $   152,651
   Depreciation and amortization                 171               740
                                         -----------       -----------
                                              26,824           153,391
OTHER EXPENSES
   Interest expense                            5,500             9,865
                                         -----------       -----------

NET (LOSS)                                   (32,324)         (163,256)

Other comprehensive income:
  Foreign currency
   translation adjustment                     (3,125)           (3,169)
                                         -----------       -----------

COMPREHENSIVE (LOSS)                     $   (35,449)      $  (166,425)

Per share information
 (basic and fully diluted)

Weighted average common
 shares outstanding                       17,039,600        17,039,600
                                         ===========       ===========

(Loss) per share                         $     (0.00)      $     (0.01)
                                         ===========       ===========

        Read the accompanying notes to the financial statements.

                               DIMGROUP.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICIT)
            PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2000
                                  (UNAUDITED)

                                                                             Deficit
                                                                           Accumulated
                                                              Additional   During the    Currency
                                           Common Stock         Paid in    Development  Translation
                                        Shares       Amount      Capital       Stage     Adjustment     Total
                                       ------       ------      -------       -----     ----------     -----

Shares issued at inception for cash  15,335,640  $       100  $         -  $         -  $         -  $       100

Cash capital contributions
 by shareholders                                                    2,500                                  2,500
Non cash capital contributions
 by shareholders                                                    3,774                                  3,774
Reclassification of paid in capital                    6,274       (6,274)                                     -
Acquisition of the net assets of
 MAS Acquisition Corp. VII           1,703,960            39                                                  39
Currency translation adjustment                                                                (44)         (44)
Net (loss) for the period                    -             -            -     (130,932)           -     (130,932)
                                     ----------  -----------  -----------  -----------  -----------  -----------

Balance December 31, 1999            17,039,600        6,413            -     (130,932)         (44)    (124,563)

Currency translation adjustment                                                              (3,125)      (3,125)
Net (loss) for the period                     -            -            -      (32,324)           -      (32,324)
                                     ----------  -----------  -----------  -----------  -----------  -----------

Balance March 31, 2000               17,039,600  $     6,413  $         -  $  (163,256) $    (3,169) $  (160,012)
                                     ==========  ===========  ===========  ===========  ===========  ===========

        Read the accompanying notes to the financial statements.

 DIMGROUP.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1. BASIS OF PESENTATION AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 and is in the development stage. The Company intends to operate as a web-based provider of financial information.

During August, 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 15,335,640 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 1,703,960 shares of common stock in exchange for the net assets of MAS. During August, 1999 MAS filed Articles of Merger changing its name to Dimgroup.com, Inc.

NOTE 2. STOCKHOLDERS' EQUITY

During February 2000 the Company effected a two for one forward stock split. All share and per share amounts have been restated to give effect to this split.

Net (loss) per share: The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.


NOTE 3. LOANS PAYABLE

Loans payable

During the period from July through December, 1999 certain entities made advances to the Company aggregating $48,000 of which $5,000 has been repaid. In addition, during the period from January through March, 2000 an additional $81,430 was advanced. The advances bear interest at 10% per annum, are unsecured and are payable on demand.

                               DIMGROUP.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

Long-term debt

  Note payable, due in August 2001, with interest
  Imputed at 10% per annum, unsecured (see Note 5)  $   90,300
                                                    ==========

NOTE 4.  INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $160,000 which expire in 2019 and 2020. The deferred tax asset related to this carryforward has been fully reserved.

NOTE 5. COMMITTMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 (see Note 3) due on August 10, 2001. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events.

During April, 2000 MFC agreed to forgive the note in the amount of $100,000 due from the Company.

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

Dimgroup.com Inc.

Date: June 26, 2000

By: /s/ Nick Montesano
  Nick Montesano
 Chief Operating Officer and Director