Form 10-Q/A
period 2000-03-31
DIMGROUP COM INC
filed 2000-07-13
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q-A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2000

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

                Report of Stark Tinter & Associates, LLC        F-6
                Consolidated Balance Sheet as of December 31,
                   1999                                         F-7
                Consolidated Statement of Operations, For the
                   the Period From Inception (April 23, 1999)
                   to December 31, 1999                         F-8
                Consolidated Statement of Changes in
                   Stockholders' Deficit, For the Period From
                   Inception (April 23, 1999) to December 31,
                   1999                                         F-9
                Consolidated Statement of Cash Flows, For the
                   Period From Inception (April 23, 1999)
                   to December 31, 1999                         F-10
                Notes to Financial Statements as of
                   December 31, 1999                            F-11


                Report of Tubbs & Bartnick, P.A.                F-12
                Balance Sheet as of March 31, 1999              F-13
                Statements of Operations, For the
                   Years Ended March 31, 1998 and 1999 and
                   the Period From Inception (October 7, 1996)
                   to March 31, 1999                            F-14
                Statement of Changes in Stockholders' Equity
                   For the Period From Inception (October 7,
                   1996) through March 31, 1999                 F-15
                Statements of Cash Flows, For the
                   Years Ended March 31, 1998 and 1999, and
                   the Period From Inception (October 7, 1996)
                   to March 31, 1999                            F-16
                Notes to Financial Statements as of
                   March 31, 1999                               F-17

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


 				DIMGROUP.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1. BASIS OF PESENTATION AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999.

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 and is in the development stage. The Company intends to operate as a web-based provider of financial information.

During August, 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 15,335,640 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 1,703,960 shares of common stock in exchange for the net assets of MAS. During February, 2000 MAS filed Articles of Merger changing its name to Dimgroup.com, Inc.

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

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders:
Dimgroup.com Inc.


We have audited the consolidated balance sheet of Dimgroup.com Inc. (A Development Stage Company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the period from inception (April 23, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimgroup.com, Inc. (A Development Stage Company) as of December 31, 1999, and the results of its operations and its cash flows for the period from inception (April 23, 1999) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 the Company has been in the development stage since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.


/s/ STARK TINTER & ASSOCIATES, LLC
STARK TINTER & ASSOCIATES, LLC
Certified Public Accountants

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