Form 10-Q
period 2000-06-30
DIMGROUP COM INC
filed 2000-08-10
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                      Commission file number 0-25879

                         Dimgroup.com, Inc.
              (Name of Small Business Issuer in its charter)



                Nevada                                        35-2065469
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                      Identification Number)


     555 Burnhamthorpe Road Suite 304 Toronto, Ontario, Canada  M9C-2Y3
     (Address of principal executive offices)                   (Zip Code)

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

     As of June 30, 2000, the Registrant has outstanding 16,579,600 shares of Common Stock.

                          Dimgroup.com, Inc.

                            Form 10-QSB

                         Quarterly Report

                           June 30, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                       Page

     Balance Sheet at June 30, 2000                              3
     Statements of Operations for the three months and six
        months ended June 30, 1999 and 2000  and the period
        from inception (April 23, 1999)
        to June 30, 2000                                         4
     Statements of Cash Flows for the six months
        ended June 30, 1999 and 2000 and the period
        from inception (April 23, 1999)
        to June 30, 2000                                         5
     Notes to Unaudited Financial Statements                     6

(2) Management's Discussion and Analysis or
        Plan of Operation                                        8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                      10




                       DIMGROUP, INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                        JUNE 30,2000
                        (UNAUDITED)
                           ASSETS



CURRENT ASSETS

  Cash                                                                            $36,497
      Total current assets                                                         36,497

PROPERTY AND EQUIPMENT, NET                                                         3,167

                                                                                  $39,664

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $17,944
  Loans payable                                                                   124,430
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   148,663

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,579,600 shares
   issued and outstanding                                                           6,413
  Paid in capital                                                                  90,300
  Deficit accumulated during the development stage                               (192,668)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (13,044)
      Total stockholders' (deficit)                                              (108,999)

                                                                                  $39,664








Read the accompanying notes to the Financial statements.

                  DIMGROUP, INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2000
                   (UNAUDITED)

                                                   Three Months Ended              Six Months Ended                 Inception to
                                                    June 30, 1999   June 30, 2000   June 30, 1999   June 30, 2000   June 30, 2000

OPERATING COSTS AND EXPENSES

   General and administrative                              $1,333         $26,353          $1,333         $53,006        $179,004
   Depreciation and amortization                              204             150             204             321             890
                                                            1,537          26,503           1,537          53,327         179,894
OTHER EXPENSES
   Interest expense                                             0           2,909               0           8,409          12,774

NET (LOSS)                                                 (1,537)        (29,412)         (1,537)        (61,736)       (192,668)

Other comprehensive income:
  Foreign currency translation adjustment                     (88)         (9,919)            (88)        (13,044)        (13,044)

COMPREHENSIVE (LOSS)                                      ($1,625)       ($39,331)        ($1,625)       ($74,780)      ($205,712)

Per share information (basic and fully diluted)

Weighted average common shares outstanding             15,335,640      16,579,600      15,335,640      16,886,270      16,637,470

(Loss) per share                                           ($0.00)         ($0.00)         ($0.00)         ($0.00)         ($0.01)









Read the accompanying notes to the financial statements.

                  DIMGROUP, INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
   SIX MONTHS ENDED JUNE 30, 1999 AND 2000 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2000
                   (UNAUDITED)

                                                    Six Months Ended                 Inception to
                                                     June 30, 1999   June 30, 2000   June 30, 2000

Cash flow from operations
  Net cash (used in) operating activities                    ($106)       ($65,816)       ($95,420)

Cash flows from investing activities:
  Acquisition of property and equipment                          0          (1,402)         (1,402)
  Net cash (used in) investing activities                        0          (1,402)         (1,402)

Cash flows from financing activities:
  Proceeds from loans payable                                    0          81,430         129,430
  Repayment of loans payable                                     0               0          (5,000)
  Proceeds from loans payable - officers                         0               0           9,722
  Repayment of loans payable - officers                          0               0          (3,433)
  Common stock issued for cash                                 100               0             100
  Capital contributions                                      2,500               0           2,500
  Net cash provided by financing activities                  2,600          81,430         133,319

Increase in cash                                             2,494          14,212          36,497

Cash -  beginning of period                                      0          22,285               0

Cash - end of period                                        $2,494         $36,497         $36,497





Read the accompanying notes to the financial statements.

                                   Dimgroup.com, Inc.
                              (A Development Stage Company)
                         Notes to Consolidated Financial Statements
                                    June 30, 2000
Basis of Presentation

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

During April, 2000 460,000 of the shares of common stock issued pursuant to the recapitalization described were returned to the Company and cancelled.

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

                                 Dimgroup.com, Inc.
                              (A Development Stage Company)
                         Notes to Consolidated Financial Statements
                                    June 30, 2000

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

The Company currently has net operating loss carryforwards aggregating approximately $195,000 which expire in 2019 and 2020. The deferred tax asset related to this carry forward has been fully reserved.

NOTE 5. COMMITTMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 (see Note 3) due on August 10, 2001. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events.

During April, 2000 MFC cancelled the $100,000 note and contributed the unpaid balance ($90,300 net of interest imputed at 10% per annum) to the capital of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.
Such uncertainties include, among others, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy;
(ii) the financial condition of the Company's clients;
(iii)imposition of new regulatory requirements affecting the Company;
(iv) a downturn in general economic conditions
(v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification;  and
(vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

At the present time, the Company issues newsletters weekly to subscribers, which provide them with an overview of the past week's market movement and trends. The web site is broken down into several sections:

1) OTC Section: On June 26, 2000 the Company re-launched their website and introduced its free comprehensive database on OTC Bulletin Board listed companies. This database includes company profiles, SEC filings, quotes, charts, up-to-date financials and ranks the top OTC-BB companies in various categories such as Industry, Net Income and Revenue. Investors can also find information on listing requirements for companies wanting to apply for Small Cap Listing, the filing schedule for non reporting companies to become fully reporting, a complete listing of all OTC stocks, an address finder and an article from a former market Maker outlining some of inner workings of OTC MMs. In addition, dimgroup.com maintains a daily list all the new 10sb filings submitted by OTC quoted companies to the SEC.

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

     Its operating expenses are mainly attributable to
transfer agent fees, office lease and expenses, telephone
and Internet server.  Compared to the previous quarter
results the Company has lowered its operating expenses
marginally but it can be expected that future-operating
expenses may rise with the purchase of new equipment and
the need to upgrade our technology.   Noting this, the
Company expects to have Operating losses continue in the near future.


FUTURE OUTLOOK

     The Company intends to open up its message boards this year at which point it will also have finished the development of new content. The Company expects its user base to increase significantly once it completes the above and commences their sales and marketing campaign. In order to ensure users are able to access these new services expediently the Company may have to upgrade its server and hire more staff.

LIQUIDITY AND CAPITAL RESOURCES

     At the present time the Company
has enough to operate until the end of this year but expects to raise funds via private placements during the second half of 2000.



Part II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A. Exhibits
   27.1 Financial Data Schedule (For SEC purposes only)

B. Reports on Form 8-K
   None




SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dimgroup.com, Inc.



Date: August 11, 2000

                           By: /s/ Nick Montesano
                               ----------------------------------

			       Chief Operating Officer
			       and Director
































10



This schedule contains summary financial information extracted from the Balance Sheet at June 30, 2000 (unaudited) and the Statement of
Operations for the Six months ended June 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.

[PERIOD-TYPE]                          6-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           JUN-30-2000
[CASH]                            36,497
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       0
[PP&E]                             4,018
[DEPRECIATION]                      (851)
[TOTAL-ASSETS]                    39,664
[CURRENT-LIABILITIES]            148,663
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                           6,413
[OTHER-SE]                      (115,412)
[TOTAL-LIABILITY-AND-EQUITY]      39,664
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                  53,327
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                 8,409
[INCOME-PRETAX]                  (61,736)
[INCOME-TAX]                           0
[INCOME-CONTINUING]              (61,736)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                     (61,736)
[EPS-BASIC]                          0
[EPS-DILUTED]                          0

