Form 10-Q
period 2000-09-30
DIMGROUP COM INC
filed 2000-11-14
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2000

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

     As of September 30, 2000, the Registrant has outstanding 16,714,600 shares of Common Stock.







                          Dimgroup.com, Inc.

                            Form 10-QSB

                         Quarterly Report

                         September 30, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at September 30, 2000                              3
     Statements of Operations for the three months and nine
        months ended September 30, 1999 and 2000  and the period
        from inception (April 23, 1999)
        to September 30, 2000                                         4
     Statements of Cash Flows for the nine months
        ended September 30, 1999 and 2000 and the period
        from inception (April 23, 1999)
        to September 30, 2000                                         5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


                     DIMGROUP.COM, INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30,2000
                        (UNAUDITED)
                           ASSETS

CURRENT ASSETS

  Cash                                                                            $19,263
      Total current assets                                                         19,263

PROPERTY AND EQUIPMENT, NET                                                         5,762

                                                                                  $25,025

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $89,346
  Loans payable - officers                                                          6,289
      Total current liabilities                                                    95,635

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,600 shares
   issued and outstanding                                                          16,715
  Paid in capital                                                                 226,128
  Deficit accumulated during the development stage                               (309,978)
  Accumulated other comprehensive income:
    Currency translation adjustment                                                (3,475)
                                                                                  (70,610)

                                                                                  $25,025



Read the accompanying notes to the Financial statements.

              DIMGROUP.COM, INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 AND THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2000
                 (UNAUDITED)

                                               Three Months Ended              Nine Months Ended                Inception to
                                                Sept 30, 1999   Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 2000
OPERATING COSTS AND EXPENSES

   General and administrative                          $6,438        $114,295          $7,771        $167,301        $293,299
   Depreciation and amortization                          150             150             354             471           1,040
                                                        6,588         114,445           8,125         167,772         294,339
OTHER EXPENSES
   Interest expense                                         0           2,865               0          11,274          15,639

NET (LOSS)                                             (6,588)       (117,310)         (8,125)       (179,046)       (309,978)

Other comprehensive income:
Foreign currency translation adjustment                     0           9,569             (88)         (3,431)         (3,475)

COMPREHENSIVE (LOSS)                                  ($6,588)      ($107,741)        ($8,213)      ($182,477)      ($313,453)

Per share information -
  (basic and fully diluted)

Weighted average common shares                     15,335,640      16,714,600      15,335,640      16,829,047      16,648,489

(Loss) per share                                       ($0.00)         ($0.01)         ($0.00)         ($0.01)         ($0.02)



Read the accompanying notes to the financial statements.

                DIMGROUP.COM, INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2000
                   (UNAUDITED)

                                                    Nine Months Ended                       Inception to
                                                     Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 2000

Cash flow from operating activities:
  Net cash (used in) operating activities                    ($2,213)          ($80,305)         ($109,909)

Cash flows from investing activities:
  Net cash (used in) investing activities                          0             (4,147)            (4,147)

Cash flows from financing activities:
  Net cash provided by financing activities                    2,600             81,430            133,319

Increase (decrease) in cash                                      387             (3,022)            19,263

Cash -  beginning of period                                        0             22,285                  0

Cash - end of period                                            $387            $19,263            $19,263




Read the accompanying notes to the financial statements.

Dimgroup.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000

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

During April, 2000 460,000 of the shares of common stock issued pursuant to the recapitalization described above were returned to the Company and cancelled.

During August, 2000 the Company issued 125,000 shares of common stock as payment for a note of $124,430 and accrued interest aggregating $11,700. In addition, the Company issued 10,000 shares of common stock for services valued at $10,000.

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


6


Dimgroup.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000

NOTE 3. LOANS PAYABLE

Loans payable

During the period from July through December, 1999 certain entities made advances to the Company aggregating $48,000 of which $5,000 has been repaid. In addition, during the period from January through March, 2000 an additional $81,430 was advanced. The advances bear interest at 10% per annum, are unsecured and were payable on demand. During August, 2000 these advances along with the accrued interest were converted into 125,000 shares of common stock (see Note 2).

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

The Company currently has net operating loss carryforwards aggregating approximately $230,000 which expire in 2019 and 2020. The deferred tax asset related to this carryforward has been fully reserved.

NOTE 5. COMMITTMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 due on August 10, 2001. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events.

During April, 2000 MFC cancelled the $100,000 note and contributed the unpaid balance ($90,300 net of interest imputed at 10% per annum) to the capital of the Company.




7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.



CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy;
(ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
8

OVERVIEW

Dimgroup.com Inc. (the "Company") is striving to become a leading web-based provider of comprehensive, timely, original and trustworthy financial information aimed at helping investors make informed decisions. The Company recently annouced it has entered the Business-to-Business ("B2B") market as a financial data publisher. Dimgroup builds and maintains databases of fundamental information on U.S. OTC-BB publicly-traded companies. Its databases contain annual and quarterly financial information, Market Cap Information, financial ratios including Earnings Per Share, Price Earnigs Ratio, Book Value per share and Cash per Share. The database also includes Shares Outstanding, current asset information, General Company Data: street address, telephone, web site, industry group membership and a detailed business description.

At the present time, the Company issues newsletters weekly to subscribers, which provide them with an overview of the past week's market movement and trends. The web site is broken down into several sections:

1) OTC Section: On June 26, 2000 the Company re-launched their website and introduced its free comprehensive database on OTC Bulletin Board listed companies. This database includes company profiles, SEC filings, quotes, charts, up-to-date financials and ranks the top OTC-BB companies in various categories such as Industry, Net Income and Revenue. Investors can also find information on listing requirements for companies wanting to apply for Small Cap Listing, the filing schedule for non reporting companies to become fully reporting, a complete listing of all OTC stocks, an address finder and an article from a former market Maker outlining some of inner workings of OTC MMs. In addition, the Company maintains a daily list all the new 10sb filings submitted by OTC quoted companies to the SEC.

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

     Its operating expenses are mainly attributable to transfer agent fees, office lease and expenses, telephone and Internet server.  Compared to the previous quarter
results the Company has maintained similar operating expenses but it can be expected that future-operating expenses may rise with the purchase of new equipment and the need to upgrade
our technology.   Noting this, the Company expects to have
Operating losses continue in the near future.


FUTURE OUTLOOK

     The Company commenced marketing its B2B products at the end of this quarter and expects to start generating revenue by the end of the year. Depending on the number of clients which request these products, the Company may have to upgrade its server and hire more staff.

     If the Company does generate revenue through its B2B products, it expects its user base to increase through brand awareness which will also allow them to generate advertising revenue.

     Over 2500 Message Boards are being tested by the company who will announce their impending launch by the beginning of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At the present time the Company has enough to operate until the middle of 2001. Before this date, the Company expects a cash inflow from the generation of revenue and/or future prviate placements.



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




9



SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dimgroup.com, Inc.

Date: November 9, 2000

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director
































10



This schedule contains summary financial information extracted from the Balance Sheet at September 30, 2000 (unaudited) and the Statement of Operations for the nine months ended September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements. [LEGEND]

[PERIOD-TYPE]                          9-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           SEP-30-2000
[CASH]                            19,263
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       0
[PP&E]                             6,763
[DEPRECIATION]                   (1,001)
[TOTAL-ASSETS]                    25,025
[CURRENT-LIABILITIES]             15,635
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                          16,715
[OTHER-SE]                        (7,325)
[TOTAL-LIABILITY-AND-EQUITY]      25,025
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                  87,772
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                11,274
[INCOME-PRETAX]                  (99,046)
[INCOME-TAX]                           0
[INCOME-CONTINUING]              (99,046)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                     (99,046)
[EPS-BASIC]                      (0.01)
[EPS-DILUTED]                      (0.01)

