Form 10KSB
period 2000-12-31
DIMGROUP COM INC
filed 2001-04-12
CIK 1081369

Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [x]   NO [ ]

     As of March 28, 2001, the Registrant has outstanding 16,714,600 shares of Common Stock.




				         Table of Contents
						Part I

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

						Part II

Item 5	Market for Company's Common Equity and Related
            Stockholder Matters

Item 6	Selected Consolidated Financial Data

Item 7	Management Discussion and Analysis of Financial Conditions and
		Results of Operations

Item 8	Financial Statements and Supplemental Data

Item 9	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure

						Part III

Item 10	Directors and Executive Officers

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relations and Related Transactions

						Part IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K






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

On August 11, 1999, Dimgroup, Inc. entered into a Stock Exchange Agreement (the "Agreement") with MAS Acquisition VII Corp. ("MAS"). As result of the Agreement between Dimgroup, Inc. and MAS, Dimgroup, Inc has merged into MAS and changed its name to Dimgroup.com Inc. {"Dimgroup").

Dimgroup is a technology company that develops Internet software and publishes financial data. Dimgroup operates two divisions :
A Business to Business Division that provides Financial Data to Websites and Brokerage Firms and a Business to Consumer Division that operates a financial network.

Dimgroup's core asset is a database of over 2700 Over the Counter Bulletin Board (OTC-BB)listed companies. The database contains
28 distinct data fields per company including Financial Information/Ratios, Share Information, Company Information and a detailed business description for each company. A variety of search tools enable flexible data retrieval and company comparisons.

Proprietary Dimgroup software such as filters, spiders, database templates, Message Board Software and Search tools are used to develop and update original content. Dimgroup can provide data to its clients in a variety of formats including XML.

Dimgroup offers comprehensive solutions for businesses seeking to add financial content to their web sites. Dimgroup's services create an online environment that would allows our clients' users to easily analyze and manage their holdings using detailed financial information and advanced Internet technologies.

In recent years, there has been a dramatic increase in the use of online financial information services and trading. Investors are increasingly looking to the Internet for information about their financial assets. According to Forrester Research Inc., in 1999 there were 5.7 million households using the Internet to execute financial transactions and obtain financial information. Forrester Research predicts that this number will increase to 21 million households by 2003, a number that would represent nearly 53% of U.S. households.

Many investors are using this information to manage their financial assets more actively. Moreover, instead of resorting to a broker or other financial intermediary, individual investors now have access to online trading services that allow them to rapidly execute their own transactions at a lower cost than that previously charged. Forrester Research has projected that online investment accounts in the U.S. will grow from $374 billion of assets in 5.4 million online accounts in 1999 to $3.1 trillion of assets in 20.4 million online accounts by 2003.

As a result of these developments, many companies that have an Internet presence, including web portals and media companies, have developed or are developing financial market content for their web sites in an effort to enhance their attractiveness to Internet users and to assist in user retention. The quality and breadth of financial information offered is rapidly becoming a differentiator among financial services providers. Our objective is to be the leading business-to-business provider of online market analysis tools and financial information. Key elements of our strategy include:

- INCREASE CLIENT BASE. We intend to expand our sales force to target businesses in industries that require robust online market analysis tools and financial information on their web sites.

- INCREASE NUMBER OF PRODUCTS AVAILABLE. We intend to expand our product offerings to include other equity markets in North America and Europe. This will allow us to better serve the online financial information needs of our clients and their users.

- USING TECHNOLOGY TO LEVERAGE OUR GROWTH. We intend to develop and market innovative products and services to attract and retain clients.

- PURSUE STRATEGIC ALLIANCES OR ACQUISITIONS. We intend to seek strategic alliances which would complement our products or services or to give us access to new markets.



PRODUCTS AND SERVICES

We provide high-quality, cost-effective and useful products and services that are essential to online investors. We also provide search and sort tools that make our information more accessible and valuable. Users can search our database by company name, stock exchange ticker symbol, industry or state. During the past year we relaunched our web site and added many tools which enhance our database.



The web site is broken down into several sections:

1)OTC Section: Our OTC-BB database and associated tools are located in this section. In addition, we maintain an OTC-BB Resources section which contains OTC-BB research and news including NASDAQ listing requirements and new 10sb filings submitted by companies wanting to trade on the OTC-BB. This section also contains the message board system we introduced in the year 2000. A message board was created for each company listed in our database.

2)Trader News: Provides investors with up to date information on the OTC-BB including Gainers, Losers, Volume Leaders, New
Additions to the OTC-BB and Recent Splits and Changes.

3)Nasdaq: This section contains information on Upcoming IPO's, Nasdaq Short Positions, Technical Analysis, Trading Articles and a summary of the Dimgroup Weekly Newsletter.

4)Stock Tools: Contains valuable calculators investors may use to assist in making decisions.

5)Stock Humor: A popular section which contains humerous stock stories and financial jokes.

SALES & MARKETING
Business Model

We use our proprietary database combined with tools and technology to attract users which in turn help generate advertising revenues. We also license certain content and tools to third parties to generate licensing revenues.

ADVERTISING

We offer a variety of advertising options that may be purchased individually or in packages. We offer banners and button advertisements on our site, which can be rotated on a run-of-site basis or targeted to a particular audience. Run-of-site advertisements appeal to advertisers seeking general brand recognition. Banners and buttons are generally sold under short-term insertion orders based on a price per thousand impressions served.

LICENSING

We license our database and certain tools to third parties for redistribution. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are based upon variables, such as the amount of information, the number of tools and number of pageviews. The minimum term for our licensing agreements is one year.

COMPETITION

Many Web sites compete for the attention and spending of online users and advertisers, particularly in the financial information area. We expect this competition to continue to increase. We compete for visitors, advertisers and content providers with many types of companies, such as:

- providers of company information, such as Dun & Bradstreet, MarketGuide (a division of Multex) and Standard & Poor's; and
- Web-based financial information providers, such as Yahoo! and CBS Marketwatch.

 Our ability to compete depends on many factors, including:

- the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;
- the cost of our services compared to our competitors;
- the ease of use of services developed either by us or our competitors;
- the usefulness of our tools;
- the attractiveness of the demographic characteristics of our audience; and
- the effectiveness of our sales and marketing efforts.

CUSTOMER SERVICE & SUPPORT

We provide customer service and support in response to inquiries from customers, who contact us primarily by e-mail and phone.
The customer support staff is available by phone and e-mail and generally responds to all e-mail inquiries within 24 hours. We provide a toll-free telephone line for customer orders. We believe that providing a high level of customer support free of charge is necessary to retain our current customers and to acquire new ones.

WEB SITE TECHNOLOGY AND OPERATIONS

We are currently running our service on Linux enterprise-class servers with database back ends. We use custom CGIs for performing searches on the Web site. Our procedures include daily tape back-ups for all systems. Dimgroup is hosted by Verio, Inc. who provides comprehensive technical facilities management, including continuous monitoring services, uninterrupted power supply, a generator, security, and protection from disaster.

GOVERNMENT  REGULATION.

There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. It may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect the Company's business.


FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have incurred a net loss for each fiscal year since our inception, including a net loss of $221,866 for the year ended December 31, 2000. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses and to make investments to enhance Dimgroup.com.


OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING
RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control:
 - seasonal trends relating to usage of our services;
 - seasonal trends relating to Internet advertising spending;
 - the extent to which we experience increased competition in the markets for Internet services and advertising; and
 - economic conditions specific to the Internet, as well as general economic and market conditions. Other factors that could cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:
 - the timing and effectiveness of our marketing efforts to acquire users and clients;
 - the timing and effectiveness of any co-branding and traffic generating arrangements or other strategic alliances into which we enter; and
 - changes in our operating expenses.

In addition, our operating expenses are based on our expectations of our future revenues, some of which are relatively fixed in the short term. We may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results and financial condition.


RAPID GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE
TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

We have experienced rapid growth in our operations. We believe that we will need to continue to expand our business and operations in order to support our growing business, and we expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and any additional growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing staff. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

EXPANSION INTO NON-U.S. MARKETS MAY BE DIFFICULT.

The growth of the Internet outside of the United States may not progress or may not be adopted by people outside of the United States. The impact of language and other cultural differences could result in a product offering that is not accepted and may not be financially successful. These difficulties may be heightened by differing regulatory schemes affecting the Internet in these countries. Strategic relationships may be necessary to facilitate this expansion and our business may be adversely affected if we fail to gain new or effective relationships in this area.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES
THAT COULD DAMAGE OUR BUSINESS.

If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:
- disruptions in service;
- slower response times;
- reduced customer satisfaction;
- delays in the introduction of new products and services; or
- vulnerability to attacks (including denial of service attacks) by third parties;
  any of which could impair our reputation, damage the Dimgroup brand and materially adversely affect our business, operating results and financial condition. Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs, upgrades and hosting facility connectivity failures. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We plan to develop a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT
WE PUBLISH

We may be subject to claims for defamation, negligence, or copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from U.S. laws. We could also be subject to claims based upon the content that is accessible from Dimgroup through links to other Web sites. Our insurance may not adequately protect us against these types of claims.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT
ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT
ON OUR BUSINESS.

Our future success will depend, in substantial part, on the continued service of our senior management, particularly
Marc Cianfarani, our Chairman of the Board, President and
Chief Executive Officer. None of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial, accounting and managerial personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future.

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE
SIGNIFICANTLY.

The trading price of our stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; and news reports relating to trends in our markets. In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT
OPERATION OF THE INTERNET.

The Internet-based information market is rapidly evolving.
Our business would be materially adversely affected if Internet usage does not continue to grow or grows more slowly than anticipated. Internet usage may be inhibited for a number of reasons, including:
- inadequate network infrastructure;
- security concerns;
- inconsistent quality of service; and
- unavailability of cost-effective, high-speed access to the Internet.
Our audience depends on Internet service providers, online service providers and other Web-site operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE
INFORMATION SERVICES MARKET.

The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Because of these factors, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services would be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure you that we will be successful in our efforts.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY
AND THE DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO
ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

The market in which we operate is characterized by rapidly changing technology; evolving industry standards; frequent new service announcements, introductions and enhancements;
and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings.
Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially adversely affected.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION
AND LEGAL UNCERTAINTIES.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a materially adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service.
As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities.


Item 2.	Properties


The Company presently leases office space at 555 Burnhamthorpe Road, Suite 304, Toronto, Ontario Canada, M9C-2Y3. The term of the lease is for one year commencing in October 2000 and the monthly rental payment is $965.14 payable in Canadian funds.


Item 3. 	Legal Proceedings

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
		Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DGRP". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.
					High	 Low
3-rd Quarter 2000			1.00	 0.1562
4-th Quarter 2000 		0.375	 0.0938

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2000 the Common Stock was held of record by approximate 177 persons and entities including significant amounts of stock held in "street name".



Item 6.	Selected Financial Data

	Please see Exhibit A. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Dimgroup.com Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

GENERAL

   Dimgroup is a technology company that develops Internet software and publishes financial data. Dimgroup operates two divisions :
A Business to Business Division that provides Financial Data to Websites and Brokerage Firms and a Business to Consumer Division that operates a financial network. The Company recently announced it has entered the Business-to-Business ("B2B") market as a financial data publisher. Dimgroup builds and maintains databases of fundamental information on U.S. OTC-BB publicly-traded companies. Its databases contain annual and quarterly financial information, Market Cap Information, financial ratios including Earnings Per Share, Price Earnings Ratio, Book Value per share and Cash per Share. The database also includes Shares Outstanding, current asset information, General Company Data: street address, telephone, web site, industry group membership and a detailed business description.

At the present time, the Company issues newsletters weekly to subscribers, which provide them with an overview of the past week's market movement and trends. The web site was relaunched on June 26, 2000 and is broken down into several sections:


1)OTC Section: Our OTC-BB database and associated tools are located in this section. In addition, we maintain an OTC-BB Resources section which contains OTC-BB research and news including NASDAQ listing requirements and new 10sb filings submitted by companies wanting to trade on the OTC-BB. This section also contains the message board system we introduced in the year 2000. A message board was created for each company listed in our database.

2)Trader News: Provides investors with up to date information on the OTC-BB including Gainers, Losers, Volume Leaders, New
Additions to the OTC-BB and Recent Splits and Changes.

3)Nasdaq: This section contains information on Upcoming IPO's, Nasdaq Short Positions, Technical Analysis, Trading Articles and a summary of the Dimgroup Weekly Newsletter.

4)Stock Tools: Contains valuable calculators investors may use to assist in making decisions.

5)Stock Humor: A popular section which contains humerous stock stories and financial jokes.

RESULTS OF OPERATIONS

 In November of 2000 we began generating revenue from our B2B database licensing. Revenues for 2000 were $3700.00 compared to zero for 1999.

     The company began marketing its database licensing at end of 2000, therefore, trying to compare or forecast revenues at such an early stage makes it difficult and would not hold much value.

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

FUTURE OUTLOOK

     The Company began licensing its proprietary database at the end of 2000 and will continue its marketing campaign in 2001. It expects to secure new clients throughout 2001 and may have to upgrade its servers and hire more staff should its client base grow significantly.

     Over 2500 Message Boards are being tested by the company who will announce their impending launch by the beginning of 2001.



LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to raise funds via private placements in 2001. At the present time the company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements.

The information required by this Item is filed as an Exhibit to this Form 10-KSB.


Item 9.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosure


None.


				Part III


Item 10.	Directors and Executive Officers of the Registrant



  The following persons are the Directors and Executive
Officers of the Company after the merger:


Name             Age              Position(s)
- -------------  ---    -----------------------------------

Marc Cianfarani  33   Chairman of the Board, President & CEO

Nick Montesano   31   Chief Operating Officer and Director

Berto Napoleone  29   Executive V.P. and Director



MARC CIANFARANI

  Marc Cianfarani is one of the founders of Dimgroup.com and has been Chairman of the Board of Directors, President and CEO since March 1998. As President and CEO of Dimgroup, Marc is responsible for program and product development, along with systems and network management. Marc was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1998. Marc successfully completed the Canadian Securities Course in 1989 and received an Honors degree in Economics from York University in 1990.



NICK MONTESANO

Nick Montesano is one of the founders of Dimgroup.com and has been Chief Operating Officer and Director since April
1999. Nick is responsible for Dimgroup's business strategy and development. He will look to create strategic relationships in the online finance sector and has played a key role in the development of Dimgroup's B2B database licensing products. Nick was co-founder and director of CMN
Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. At CMN, Nick was responsible for business development including sales and marketing. He was successful in assembling a sales team and implementing a marketing strategy which made CMN a leader in its field.

BERTO NAPOLEONE

Berto Napoleone is one of the founders of Dimgroup.com and has been Executive Vice-President and Director since April 1999. At Dimgroup, Berto is responsible for the day to day maintenance of the database. This includes implementing daily changes, updating financial profiles and quality control. Berto was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. Berto worked at the Workplace Safety and Insurance Board from 1990 to 1993 and was responsible for the issuance and compliance of government forms. He also made decisions on initial requests by clients pertaining to legislative authority.



Item 11.	Executive Compensation

  The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance. The annual salaries of executive officers are listed as follows:



Name and Principal Position               Annual Salary
- ------------------------------------      -------------
[S]                                       [C]

Marc Cianfarani                           US$60,000

Nick Montesano                            US$60,000

Berto Napoleone                           US$60,000



Item 12.	Security Ownership of Certain Beneficial
	      Owners and Management




Name and Address           Number of Shares
of Beneficial Owner          Beneficially        Percent of
					  Owned		   Class
- ----------------------  -------------------- --------------

Marc Cianfarani (1)(4)       5,106,880              31.0%
Chairman of the Board,
President and CEO

Nick Montesano (2)(4)        5,066,880              30.0%
Chief Operating Officer
and Director

Berto Napoleone (3)(4)       5,066,880              30.0%
Executive V.P. and
Director

Aaron Tsai (5)                 712,360               4.3%

All Officers and Directors  15,240,640              91.0%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. EXHIBITS, FINANICAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K





     		DIMGROUP.COM, INC
     	   (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED BALANCE SHEET
                DECEMBER 31, 2000



ASSETS

CURRENT ASSETS
  Cash                 						$11,060
      Total current assets             	      	 11,060

PROPERTY AND EQUIPMENT, NET				        2,322

		 					            $13,382

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers		      	     $125,615
  Loans payable - officers				        6,289
      Total current liabilities                 	131,904


STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding	    -
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,500 shares
   issued and outstanding 			             16,715
  Paid in capital		 			            226,128
  Deficit accumulated during the development stage   (352,798)
  Accumulated other comprehensive income:
    Currency translation adjustment		             (8,567)
      Total stockholders' (deficit)		           (118,522)

		 					            $13,382






Read the accompanying notes to the Financial statements.


	      	DIMGROUP.COM, INC
	 (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF OPERATIONS
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 1999,
     THE YEAR ENDED DECEMBER 31, 2000 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2000


				 	    	   Inception to 		 Year Ended 	 Inception to
	 			 	    	    December 31, 		 December 31, 	 December 31,
				   			  1999 		    2000 	           2000
REVENUE
   Net sales			    			$-   	           $3,700 	      $3,700

OPERATING COSTS AND EXPENSES
   General and administrative     		 125,998 		    213,126            339,124
   Depreciation and amortization               569                1,166              1,735
			       	  		 126,567 		    214,292 	     340,859
OTHER EXPENSES
   Interest expense	                     4,365               11,274 		15,639

NET (LOSS)			                  (130,932)      	   (221,866)	    (352,798)

Other comprehensive income:
  Foreign currency translation
  adjustment	 		                 (44)		     (8,523)		(8,567)

COMPREHENSIVE (LOSS)		           $(130,976)		  $(230,389)	   $(361,365)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common
shares outstanding		          17,039,600 		 16,750,306 	  16,866,024

(Loss) per share		                    $(0.01)		     $(0.01	            $(0.02)







Read the accompanying notes to the financial statements.


		DIMGROUP.COM, INC.
	(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2000


											  Deficit
										      Accumulated								   			       Additional During the Currency
		                            Common Stock     Paid In  Development Translation
                                         Stock   Amount  Capital    Stage    Adjustment  Total

Shares issued at inception for cash	   15,335,640   $100       $-        $- 	     $-   $   100

Cash capital contributions by shareholders      - 	 -    2,500         - 	      -     2,500
Non cash capital contributions by shareholders  - 	 -    3,774         -         -     3,774
Reclassification of paid in capital		      -  6,274   (6,274)        - 	      -        -
Acquisition of the net assets of MAS
Acquisition Corp. VII		          1,703,860     39        -         - 	      -        39
Currency translation adjustment		      - 	 - 	    -  	  -       (44)     (44)
Net (loss) for the period	 		      - 	 -        -  (130,932)	      - (130,932)


BALANCE - DECEMBER 31, 1999	         17,039,500  6,413        -  (130,932)      (44)(124,563)

Cancellation of shares	 		     (460,000)     - 	    - 	  -         -       -
Capital contribution of note payable	      - 	 -   90,300         -         -   90,300
Issuance of shares in settlement of
note payable   					125,000    125  136,005         - 	      -  136,130
Issuance of shares for services	       10,000 	10    9,990         - 	      -   10,000
Reclassification of paid in capital	 	      - 10,167  (10,167)	  -         -       -
Currency translation adjustment 		      - 	 -        -         -    (8,523)  (8,523)
Net (loss) for the period          		      - 	 - 	    -  (221,866)        - (221,866)
	 					  16,714,500 $16,715 $226,128 $(352,798)  $(8,567)(118,522)




Read the accompanying notes to the financial statements.


DIMGROUP.COM, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 1999,
THE YEAR ENDED DECEMBER 31, 2000 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2000


 					 			     Inception to   Year Ended   Inception to
				 	                       December 31,   December 31,  December 31,
				 	                          1999 	     2000 	       2000
Net (loss)							       $(130,932)    $(221,866)    $(352,798)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization	 	         		 569	       1,145         1,714
   Operating expenses contributed to capital		     1,158 	           -         1,158
   Consulting fees paid with long-term note payable	    90,300 	           -        90,300
   Common stock issued for services					   -        10,000        10,000
   Exchange rate fluctuations					      (44)	      (8,523)       (8,567)
Changes in assets and liabilities:
    Decrease in other assets						   -   	    21            21
    Increase in accrued expenses - officers		         -       125,615       125,615
    Increase in accounts payable and accrued expenses	     9,345         1,785        11,130
       Total adjustments           				   101,328 	     130,043       231,371
  Net cash (used in) operating activities			   (29,604)      (91,823)     (121,427)

Cash flows from investing activities:
  Acquisition of property and equipment                        -        (1,402)       (1,402)
  Net cash (used in) investing activities				   -        (1,402)       (1,402)

Cash flows from financing activities:
  Proceeds from loans payable 	 			    48,000        82,000       130,000
  Repayment of loans payable	 				    (5,000)	           -        (5,000)
  Proceeds from loans payable - officers		           9,722             -         9,722
  Repayment of loans payable - officers	 	          (3,433)            -        (3,433)
  Common stock issued for cash				       100 		     -           100
  Capital contributions						     2,500	           -         2,500
  Net cash provided by financing activities		    51,889        82,000       133,889

Increase in cash    						    22,285       (11,225)       11,060

Cash -  beginning of period     					   -        22,285             -

Cash - end of period						   $22,285       $11,060       $11,060


Supplemental cash flow information:
   Cash paid for interest	 				       $20            $-           $20
   Cash paid for income taxes						 $-             $-            $-


Non cash investing and financing activities:
   Furniture and equipment contributed to capital	    $2,616            $-        $2,616
   Contribution of note payable to paid in capital		 $- 	     $90,300       $90,300
   Settlement of note payable and accrued interest with
     common stock							       $- 	    $136,130      $136,130


Read the accompanying notes to the financial statements.


        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders:
Dimgroup.com Inc.


We have audited the consolidated balance sheet of Dimgroup.com Inc.. (A Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the period from inception (April 23, 1999) to December 31, 1999, the year ended December 31, 2000 and the period from inception (April 23, 1999) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimgroup.com Inc. (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the period from inception (April 23, 1999) to December 31, 1999, the year ended December 31, 2000 and the period from inception (April 23, 1999) to December 31, 2000 in conformity with generally accepted accounting principles.

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

Denver, Colorado
March 22, 2001


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 and is in the development stage. The Company intends to operate as a web-based provider of financial information.

During August 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 15,335,640 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 1,703,960 shares of common stock in exchange for the net assets of MAS. During February 2000 MAS filed Articles of Merger changing its name to Dimgroup.com Inc.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.
As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred a net losses during the period ended to December 31, 1999 of $130,932 and during the year ended December 31, 2000 of $221,866. In addition, the Company's current liabilities exceed its current assets by $120,844 at December 31, 2000. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Advertising costs

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturity.

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



Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Furniture and office equipment	$       4,018
	Less: accumulated depreciation	        1,696
							$       2,322

Depreciation expense was $551, $1,145 and $1,714 for the period ended December 31, 1999, the year ended December 31, 2000 and the period from inception to December 31, 2000.

NOTE 4 - LOANS PAYABLE AND LONG-TERM DEBT

Loans payable

During the period from July through December, 1999 certain entities made advances to the Company aggregating $48,000 of which $5,000 has been repaid. During the year ended
December 31, 2000 these entities advanced an additional
$82,000. The advances accrued interest at 10% per annum, are unsecured and were payable on demand. During the year ended December 31, 2000 these advances along with $11,130 in accrued interest were converted into 125,000 shares of the Company's common stock.

Long-term debt

At December 31, 1999 the Company was indebted on a note payable to a shareholder due in August 2001 in the amount of $90,300. During 2000 this note was forgiven and contributed to the capital of the Company.

NOTE 5 - STOCKHOLDERS' (DEFICIT)

At inception the Company issued 15,335,640 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

During February 2000 the Company effected a two for one forward stock split. All share and per share amounts have been restated to give effect to this split.

The shareholders of the Company contributed the following to the capital of the Company during the year ended
December 31, 1999.

	Furniture and office equipment	$      2,616
	Payment of operating expenses	             1,158
	Cash	       					 2,500
						     $       6,274

During the year ended December 31, 2000 the Company issued
10,000 shares of common stock in exchange for services valued at $10,000 which management believes is the fair value of the services provided.

During April 2000 460,000 of the shares of common stock issued pursuant to the recapitalization described in Note
1 were returned to the Company and cancelled.

During August 2000 the Company issued 125,000 shares of common stock as payment for a note payable (see Note 4).

During April 2000 a note payable by the Company was forgiven and contributed to the capital of the Company (see Note 8).

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The Company currently has net operating loss carryforwards aggregating approximately $350,000 which expire in 2019 and 2020. The deferred tax asset related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate	  35 %.
         Effect of operating losses	       (35)%
	    				               - %

NOTE 8 - COMMITTMENTS

Operating leases

During September 2000 the Company entered into a one year lease for office facilities at a monthly rental of $902.

Other

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 (see Note 4) due on August 10, 2001. The note was contributed to the capital of the Company during 2000. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dimgroup.com Inc

Date: April 12, 2001
					By: /s/ Nick Montesano
                                  ----------------------
                                  Chief Operating Officer
					    and Director