Form 10-Q
period 2001-03-31
DIMGROUP COM INC
filed 2001-05-16
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                      Commission file number 0-25879

                         Datastand Technologies Inc.
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

     As of March 31, 2001, the Registrant has outstanding 16,714,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         March 31, 2001


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at March 31, 2001                                  3
     Statements of Operations for the three
        months ended March 31, 2000 and 2001  and the period
        from inception (April 23, 1999)
        to March 31, 2001                                             4
     Statements of Cash Flows for the three months
        ended March 31, 2000 and 2001 and the period
        from inception (April 23, 1999)
        to March 31, 2001                                             5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                            $   300
      Total current assets                                                            300

PROPERTY AND EQUIPMENT, NET                                                         2,122

                                                                                  $ 2,422

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $170,615
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   176,904

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,600 shares
   issued and outstanding                                                          16,715
  Paid in capital                                                                 226,128
  Deficit accumulated during the development stage                               (406,123)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (11,202)
                                                                                 (174,482)

                                                                                   $2,422


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2001
                 (UNAUDITED)

                                                    Three Months Ended             Inception to
                                                March 31, 2000   March 31, 2001    March 31, 2001

REVENUE
   Net sales                                            $-             $2,400             $6,100

OPERATING COSTS AND EXPENSES

   General and administrative                         $26,653        $ 55,525           $394,670
   Depreciation and amortization                          171             200              1,914
                                                       26,824          55,725            396,584
OTHER EXPENSES
   Interest expense                                     5,500               -             15,639

NET (LOSS)                                            (32,324)        (55,325)          (406,123)

Other comprehensive income:
Foreign currency translation adjustment                 3,125           2,635            (11,202)

COMPREHENSIVE (LOSS)                                 ($35,449)       ($55,960)         ($417,325)

Per share information -
  (basic and fully diluted)

Weighted average common shares                      17,039,600      16,714,600         16,144,333

(Loss) per share                                       ($0.00)         ($0.00)            ($0.03)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2001
                   (UNAUDITED)

                                                              Three Months Ended           Inception to
                                                     March 31, 2000     March 31, 2001     March 31, 2001

Cash flow from operating activities:
  Net cash (used in) operating activities                   ($29,778)          ($10,760)         ($109,187)

Cash flows from investing activities:
  Net cash (used in) investing activities                         -                 -               (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities                   81,430                -              133,889

Increase (decrease) in cash                                   51,652            (10,760)               300
Cash -  beginning of period                                   22,285             11,060                  0

Cash - end of period                                         $73,937            $   300            $   300




Read the accompanying notes to the financial statements.

Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2001

Note 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000.

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 and is in the development stage. The Company intends to operate as a web-based provider of financial information.

During August, 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 15,335,640 shares of its restricted common stock for all of the issued and outstanding common shares of the Company.
This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 1,703,960 shares of common stock in exchange for the net assets of MAS. During February, 2000 MAS filed Articles of Merger changing its name to Dimgroup.com, Inc. Subsequently, on April
5, 2001 the Company filed Articles of Merger changing its name to Datastand Technologies Inc.

NOTE 2. STOCKHOLDERS' EQUITY

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


6


Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2001


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

The Company currently has net operating loss carryforwards aggregating approximately $400,000 which expires in 2021. The deferred tax asset related to this carryforward has been fully reserved.



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

OVERVIEW

Datastand Technologies Inc. (the "Company") is a technology company that develops Internet software and publishes financial data.
The Company operates two divisions :
A Business to Business Division that provides Financial Data to
Websites and Brokerage Firms and a Business to Consumer Division that operates a financial network. The Company recently announced it has entered the Business-to-Business ("B2B") market as a financial data publisher. The Company builds and maintains databases of fundamental information on U.S. OTC-BB publicly-traded companies. Its databases contain annual and quarterly financial information, Market Cap Information, financial ratios including Earnings Per Share, Price Earnings Ratio, Book Value per share and Cash per Share. The database also includes Shares Outstanding, current asset information, General Company Data: street address, telephone, web site, industry group membership and a detailed business description.

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



RESULTS OF OPERATIONS

Revenues for quarter ending March 31, 2001 were $2,400 compared to $3,700 last quarter.

The three-month net loss increased 61% to $53,325 or $0.003 per share, from $32,224 for the same period of 2000. The increase in net income is attributed to the increase in the Company's Operating Expenses.


The Company's operating expenses are mainly attributable to transfer agent fees, office lease and expenses, telephone and Internet server.  Compared to the previous quarter
results the Company has maintained similar operating expenses but it can be expected that future-operating expenses may rise with the purchase of new equipment and the need to upgrade
our technology.   Noting this, the Company expects to have
Operating losses continue in the near future.


FUTURE OUTLOOK

     The Company commenced marketing its B2B products at the end of the fourth quarter of 2000 and expects to increase its revenue throughout the year. Depending on the number of clients which request these products, the Company may have to upgrade its server and hire more staff.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs at least through the next 6-9 months.



Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Reports on Form 8-K

 On May 4, 2001, the Company filed an 8-K with the Securities and exchange Commission confirming the corporate name change from Dimgroup.com Inc. to Datastand Technologies Inc.



9



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Datastand Technologies Inc.

Date: May 15, 2001

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director