Form 10QSB
period 2001-06-30
DATASTAND TECHNOLOGIES INC
filed 2001-08-14
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2001

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

     As of June 30, 2001, the Registrant has outstanding 16,714,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         June 30, 2001


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at June 30, 2001                                   3
     Statements of Operations for the three months
        months ended June 30, 2000 and 2001  and the period
        from inception (April 23, 1999)
        to June 30, 2001                                              4
     Statements of Cash Flows for the six months
        ended June 30, 2000 and 2001 and the period
        from inception (April 23, 1999)
        to June 30, 2001                                              5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

SIGNATURES                                                            9


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2001
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

      Total current assets                                                              0

PROPERTY AND EQUIPMENT, NET                                                         1,922

AVAILABLE FOR SALE SECURITIES                                                      12,500

                                                                                  $14,422

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $215,615
  Bank Overdraft								      938
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   222,842

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,600 shares
   issued and outstanding                                                          16,715
  Paid in capital                                                                 226,128
  Deficit accumulated during the development stage                               (440,028)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (11,235)
                                                                                 (208,420)

                                                                                  $14,422



Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2001
                 (UNAUDITED)

                                  Three Months     Six Months    Inception
								    to
                                2000     2001      2000    2001  June 30,2001

REVENUE
   Net sales                    $-    $18,190	   $-     $20,590    $24,290


OPERATING COSTS AND EXPENSES

General and administrative     26,353  51,895      53,006  107,420   446,565
Depreciation and amortization     150     200         321      400     2,114
                               26,503  52,095      53,327  107,820   448,679
OTHER EXPENSES
   Interest expense             2,909       -       8,409        -    15,639

NET (LOSS)                    (29,412) (33,905)   (61,736) (87,230) (440,028)

Other comprehensive income:
Foreign currency translation
adjustment                      9,919       33    (13,044)  (2,668)  (11,235)

COMPREHENSIVE (LOSS)         ($39,331) ($33,938) ($74,780) (89,898) (451,263)

Per share information -
  (basic and fully diluted)

Weighted average
common shares              16,579,660 16,714,600 16,886,270 16,714,500 16,200,000

(Loss) per share           $  ($0.00) $  ($0.00) $    (0.00) $   (0.01) $  ($0.03)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2001
                   (UNAUDITED)

							June 30		June 30,	Inception to
                                                          2000           2001           June 30, 2001
March 31, 2001

Cash flow from operating activities:
  Net cash (used in) operating activities              ($65,816)         ($11,998)      ($132,487)

Cash flows from investing activities:
  Net cash (used in) investing activities                 1,402                -           (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities              81,430                -          133,889

Increase (decrease) in cash                              14,212           (11,060)              -
Cash -  beginning of period                              22,285            11,060               -

Cash - end of period                                    $36,497            $    0          $    0




Read the accompanying notes to the financial statements.

Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2001

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


6


Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2001


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

The Company currently has net operating loss carryforwards aggregating approximately $400,000 which expires through 2021. The deferred tax asset related to this carryforward has been fully reserved.





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


1)OTC Section: Our OTC-BB database and associated tools are located in this section. This section contains the message board system we introduced in the year 2000. A message board was created for each company listed in our database.

2)OTC-BB Additions and Summaries: Provides investors with up to date information on the OTC-BB including Gainers, Losers, Volume Leaders, New Additions to the OTC-BB and Recent Splits and Changes.

3)More Tools: This section contains information on Upcoming IPO's, Nasdaq Short Positions, Technical Analysis, Trading Articles and a summary of the Dimgroup Weekly Newsletter. This Section also contains valuable calculators which investors may use to assist in making decisions and humorous stock stories and financial jokes.

4)OTC-BB Industry: Ranks the OTC-BB industries by popularity.

5)OTC-BB Rankings: Ranks the top 100 companies on the OTC-BB by Cash, Income and Revenue. Also provides rankings by Industry using the same categories: Cash, Income and Revenue.



RESULTS OF OPERATIONS

Revenues for quarter ending June 30, 2001 were $18,190 compared to $2,400 last quarter. Revenues for the six months ending June
30, 2001 were $20,590 compared to $0 for the six months ending
June 30, 2000.

The three-month general and administrative expenses decreased
7% to $51,895 compared to $55,525 for the last quarter. General and Administrative expenses for the six months ended June 30, 2001 were $107,820 up 99% from the same period of 2000. The increase is directly attributable to Officer's salary accrual.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs at least through the next 3 months, at which point the company may need to raise money through a private placement.



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



Datastand Technologies Inc.

Date: August 14, 2001

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director