Form 10-Q
period 2001-09-30
DATASTAND TECHNOLOGIES INC
filed 2001-11-14
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2001

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


     415 Oakdale Road Suite 224 Toronto, Ontario, Canada         M3N-1W7
     (Address of principal executive offices)                   (Zip Code)

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







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         September 30, 2001


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at September 30, 2001                              3
     Statements of Operations for the three months
        and nine months ended September 30, 2000 and 2001
        and the period from inception (April 23, 1999)
        to September 30, 2001                                         4
     Statements of Cash Flows for the nine months
        ended September 30, 2000 and 2001 and the period
        from inception (April 23, 1999)
        to September 30, 2001                                              5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

SIGNATURES                                                            9


               DATASTAND TECHNOLOGIES, INC.
		(A DEVELOPMENT STAGE COMPANY)
		CONSOLIDATED BALANCE SHEET
		SEPTEMBER 30, 2001
		    (UNAUDITED)



ASSETS
CURRENT ASSETS
   Cash					 $4,255

PROPERTY AND EQUIPMENT, NET		  1,722

AVAILABLE FOR SALE SECURITIES		  6,250

		 			$12,227

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers	       $260,615
  Loans payable - officers		  6,289
      Total current liabilities         266,904


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding		 -
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,500 shares
   issued and outstanding 		 16,715
  Paid in capital		 	226,128
  Deficit accumulated during the
  development stage	               (486,220)
  Accumulated other comprehensive income:
    Currency translation adjustment	(11,300)
      Total stockholders' (deficit)    (254,677)

		 			$12,227



                                                                                  $14,422



Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER
30, 2000 AND 2001 AND THE PERIOD FROM INCEPTION
(APRIL 23, 1999) TO SEPTEMBER 30, 2001
                 (UNAUDITED)

                                  Three Months     Nine Months    Inception
								    to
                                2000     2001      2000    2001  Sept 30,2001

REVENUE
   Net sales                    $-    $5,100	   $-     $25,690    $29,390


OPERATING COSTS AND EXPENSES

General and administrative    114,295  51,116     167,301  158,536   497,681
Depreciation and amortization     150     200         471      600     2,314
                              114,445  51,316     167,772  159,136   499,995
OTHER EXPENSES
   Gain on the sale of
   marketable securities	    -      24           -       24        24
   Interest expense             2,865       -      11,274        -    15,639

NET (LOSS)                   (117,310) (46,192)  (179,046)(133,422) (486,220)

Other comprehensive income:
Foreign currency translation
adjustment                      9,569       65     (3,431)  (2,733)  (11,300)

COMPREHENSIVE (LOSS)       $(107,741)  $(46,257)$(182,477) $(136,155)$(497,520)

Per share information -
  (basic and fully diluted)

Weighted average
common shares              16,714,600 16,714,600 16,829,047 16,714,500 16,200,000

(Loss) per share           $  ($0.01) $  ($0.00) $    (0.01) $   (0.01) $  ($0.03)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES, INC.
	(A DEVELOPMENT STAGE COMPANY)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	THE NINE MONTHS ENDED SEPTEMBER 30,
	2000 AND 2001 AND THE PERIOD FROM INCEPTION
	 (APRIL 23, 1999) TO SEPTEMBER 30, 2001
		(UNAUDITED)




 									    Inception to
					 				    September 30,
	 					  2000             2001		 2001
Cash flow from operations:
  Net cash (used in) operating activities      $(80,305)         $(6,805)       $(128,232)

Cash flows from investing activities:
  Net cash (used in) investing activities	 (4,147)	    6,274   	   (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities	 81,430 		-          133,889

Increase (decrease) in cash    	 		 (3,022)          (6,805)            4,255

Cash -  beginning of period     	          22,285 	   11,060 		 -

Cash - end of period	 			 $19,263           $4,255           $4,255



Read the accompanying notes to the financial statements.

Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001

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



RESULTS OF OPERATIONS

Revenues for quarter ending September 30, 2001 were $5,100 compared to 0 for the same period of 2000. Revenues for the nine months ending September 30, 2001 were $25,690 compared to $0 for the nine months ending September 30, 2000.

The three-month general and administrative expenses decreased slightly to $51,116 compared to $114,295 for the same period of 2000. General and Administrative expenses for the nine months ended September 30, 2001 were $158,536 down from $167,301 for the same period of 2000.

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



Datastand Technologies Inc.

Date: November 14, 2001

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director