Form 10KSB
period 2001-12-31
DATASTAND TECHNOLOGIES INC
filed 2002-04-16
CIK 1081369

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

     As of April 15, 2002, the Registrant has outstanding 18,314,600 shares of Common Stock.




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

On August 11, 1999, Dimgroup, Inc. entered into a Stock Exchange Agreement (the "Agreement") with MAS Acquisition VII Corp. ("MAS"). As result of the Agreement between Dimgroup, Inc. and MAS, Dimgroup, Inc has merged into MAS and changed its name to Dimgroup.com Inc. {"Dimgroup"). On April 5, 2001 the corporate name was changed to Datastand Technologies Inc. ("Datastand")

Datastand is a technology company that develops Internet software and publishes financial data. Datastand operates two divisions :
A Business to Business Division that provides Financial Data to Websites and Brokerage Firms and a Business to Consumer Division that operates a financial network.

Datastand's Financial Database contains fundamental corporate data on almost 3000 companies quoted on the OTC-BB. Datastand's OTC-BB Data provides websites and brokerage firms with critical information they can provide their users through websites or integrated software solutions.

Datastand licenses the database content to customers in a variety of formats. Clients are charged a set up fee and a monthly fee thereafter. All contracts are for a minimum one year period.

The Financial Database is updated daily to reflect the numerous changes, additions and deletions on OTC-BB issues. DataStand Technologies provides 28 distinct fields of data on over 2700 OTC-BB quoted companies.

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


SALES & MARKETING
Business Model

We use proprietary combined with tools and technology to attract our user base which in turn generates advertising revenues. We also license certain content and tools to third parties to generate licensing revenues.

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

WEB SITE TECHNOLOGY AND OPERATIONS

We are currently running our service on Linux enterprise-class servers and mySQL for our database engine. We use custom CGIs for performing searches on the Web site. Our procedures include daily tape back-ups for all systems. Dimgroup is hosted by Verio, Inc. who provides comprehensive technical facilities management, including continuous monitoring services, uninterrupted power supply, a generator, security, and protection from disaster.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have incurred a net loss for each fiscal year since our inception, including a net loss of $412,876 for the year ended December 31, 2001. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses and to make investments to enhance Dimgroup.com.


OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING
RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

Our quarterly operating results may fluctuate significantly
in the future due to a variety of factors. These include the following factors, which are generally outside of our control:
 - seasonal trends relating to usage of our services;
 - seasonal trends relating to Internet advertising spending;
 - the extent to which we experience increased competition in the markets for Internet services and advertising; and
 - economic conditions specific to the Internet,
 as well as general economic and market conditions. Other factors that could cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:
 - the timing and effectiveness of our marketing efforts to
   acquire users and subscribers and to   promote our brand;
 - the rate of subscriber acquisitions;
 - the timing and effectiveness of e-commerce expansion efforts;
 - the timing and effectiveness of any co-branding and traffic
 - generating arrangements or other strategic alliances into which we enter; and
 - changes in our operating expenses.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION
AND LEGAL UNCERTAINTIES.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a materially adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service.
As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Texas-based Internet companies like us may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted.
Any of these developments could have a material adverse effect on our business, operating results and financial condition.


Item 2.	Properties


The Company presently leases office space at 415 Oakdale
Road, Suite 224, Toronto, Ontario Canada, M3N-1W7. The term of the lease is for eighteen months commencing in October 2001 and the monthly rental payment is $319.93 payable in Canadian funds.


Item 3. 	Legal Proceedings

There are no material pending legal proceedings, other than ordinary legal matters incidental to the Company's business, to which the Company is a party or in which any of the Company's property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.



				Part II

Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DGRP". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.
					 High	 Low
1-st Quarter 2001			$0.08	 0.19
2-nd Quarter 2001			$0.07	 0.20
3-rd Quarter 2001			$0.07	 0.10
4-th Quarter 2001 		        $0.07	 0.42

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2001 the Common Stock was held of record by approximate 175 persons and entities including significant amounts of stock held in "street name".



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

GENERAL

Datastand is a growing Data provider. The company provides customer-oriented information research and document delivery services providing businesses with up-to-date, focused information to meet their business needs. Datastand Technologies provides timely information crucial to managing business success.

Datastand's first database is a proprietary Financial Database.

Datastand's Financial Database contains fundamental corporate data on almost 3000 companies quoted on the OTC-BB. Datastand's OTC-BB Data provides websites and brokerage firms with critical information they can provide their users through websites or integrated software solutions.

Datastand licenses the database content to customers in a variety of formats. Clients are charged a set up fee and a monthly fee thereafter. All contracts are for a minimum one year period.

The Financial Database is updated daily to reflect the numerous changes, additions and deletions on OTC-BB issues. DataStand Technologies provides 28 distinct fields of data on over 2700 OTC-BB quoted companies.

RESULTS OF OPERATIONS

    Revenue for the year ending December 31, 2001 was $29,905 compared to $3,700 for the same period in 2000. The increase is a direct result of an additional database licensing agreement and an increase in advertising sales.

     Operating expenses for the year ended December 31, 2001 were $442,781 compared to $214,292 for the same period in 2000. The increase is attributable to the Non cash stock compensation of $224,000. These payments were a one time fee for accounting and research and development. Future operating expenses may rise with the purchase of new equipment and the
need to upgrade our technology.   Noting this, the Company expects to have
Operating losses continue in the near future.

FUTURE OUTLOOK

     The Company began licensing its proprietary database at the end of 2000 and will continue its marketing campaign in 2002. It expects to secure new clients throughout 2002 and may have to upgrade its servers and hire more staff should its client base grow significantly.



LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to raise funds via private placements in 2002. At the present time the company believes that its existing corporate resources are adequate for at least the next six months to meet working capital needs and to fund corporate requirements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements.

The information required by this Item is filed as an Exhibit to this Form 10-KSB.


Item 9.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosure


None.


				Part III


Item 10.	Directors and Executive Officers of the Registrant



  The following persons are the Directors and Executive
Officers of the Company after the merger:


Name             Age              Position(s)
- -------------  ---    -----------------------------------

Marc Cianfarani  34   Chairman of the Board, President & CEO

Nick Montesano   33   Chief Operating Officer and Director

Berto Napoleone  31   Executive V.P. and Director



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

  The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance. The annual salaries of executive officers are listed as follows:



Name and Principal Position               Annual Salary
- ------------------------------------      -------------
[S]                                       [C]

Marc Cianfarani                           US$60,000

Nick Montesano                            US$60,000

Berto Napoleone                           US$60,000



Item 12.	Security Ownership of Certain Beneficial
	      Owners and Management




Name and Address           Number of Shares
of Beneficial Owner          Beneficially        Percent of
			       Owned		   Class
- ----------------------  -------------------- --------------

Marc Cianfarani (1)(4)       5,026,880              27.5%
Chairman of the Board,
President and CEO

Nick Montesano (2)(4)        5,051,880              27.5%
Chief Operating Officer
and Director

Berto Napoleone (3)(4)       5,041,880              27.5%
Executive V.P. and
Director

All Officers and Directors  15,120,640              82.5%
(3 persons)
___________________________




(1) Includes a) 100,000 shares held by Maria Cianfarani, mother of Marc Cianfarani, b) 100,000 shares held by Rob Cianfarani, brother of Marc Cianfarani, c) 100,000 shares held by Anthony Pizzonia, brother-in-law of Marc Cianfarani,
d) 100,000 shares held by Charlie Gallo, brother-in-law of Marc Cianfarani, e) 100,000 shares held by Angelo Gallo, father-in-law of Marc Cianfarani and f) 800,000 shares held by Grace Cianfarani, wife of Marc Cianfarani.

(2) Includes a) 800,000 shares held by Jennifer Montesano, wife of Nick Montesano, b) 100,000 shares held by Antonietta Montesano, mother of Nick Montesano, c) 100,000 shares held by Robert Montesano, brother of Nick Montesano, d) 100,000 shares to Lisa Montesano, sister of Nick Montesano, e) 100,000 shares held by Norma Giacco, mother-in-law of Nick Montesano,
f) 100,000 shares held by Mark Giacco, brother-in-law of Nick Montesano and g) 100,000 shares held by Richard Giacco, brother in law of Nick Montesano.

(3) Includes a) 300,000 shares held by Sandra Napoleone, wife of Berto Napoleone, b) 100,000 shares held by Elia Napoleone, mother of Berto Napoleone, c) 100,000 shares held by David Napoleone, brother of Berto Napoleone, d) 100,000 shares held by Loreta Dirauso, sister of Berto Napoleone,
e) 100,000 shares held by Connie Galdame, sister of Berto Napoleone, f) 100,000 shares held by Angela Mendolia, mother-in-law of Berto Napoleone and g) 300,000 shares held by Domenic Mendolia, brother-in-law of Berto Napoleone.

(4) The address for each officer/director is c/o Datastand
Technologies Inc., 415 Oakdale Road, Suite 224, Toronto, Ontario
M3N-1W7, Canada.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. EXHIBITS, FINANICAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dimgroup.com Inc

Date: April 15, 2002
					By: /s/ Nick Montesano
                                  ----------------------
                                  Chief Operating Officer
					    and Director