Form 10KSB/A
period 2001-12-31
DATASTAND TECHNOLOGIES INC
filed 2002-04-22
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number

                            DATASTAND TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           INDIANA                             35-2065469
(State or other jurisdiction 			(I.R.S. Employer
 of incorporation or organization)           Identification No.)

                          415 Oakdale Road, Suite 224
                            Toronto, Ontario M3N 1W7
    (Address of principal executive offices including zip code)

                                 (416) 626-5346
                                 --------------
                (Issuer's telephone number, including area code)


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
		Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DATT". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.
					 Low	 High
1-st Quarter 2001			$0.08	 0.19
2-nd Quarter 2001			$0.07	 0.20
3-rd Quarter 2001			$0.07	 0.10
4-th Quarter 2001 		        $0.07	 0.42

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

	Please see Exhibit A and Exhibit B. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


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

Datastand Technologies, Inc

Date: April 22, 2002
				By: /s/ Nick Montesano
                                  ----------------------
                                  Chief Operating Officer and Director