Form 10QSB
period 2002-03-31
DATASTAND TECHNOLOGIES INC
filed 2002-05-15
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2002

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

     As of May 13, 2002, the Registrant has outstanding 18,314,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         March 31, 2002


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at March 31, 2002                                  3
     Statements of Operations for the three
        months ended March 31, 2002 and 2001  and the period
        from inception (April 23, 1999)
        to March 31, 2002                                             4
     Statements of Cash Flows for the three months
        ended March 31, 2002 and 2001 and the period
        from inception (April 23, 1999)
        to March 31, 2002                                             5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2002
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                            $   500
      Total current assets                                                            500

PROPERTY AND EQUIPMENT, NET                                                         1,480

                                                                                  $ 1,980

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $348,938
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   355,224

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,600 shares
   issued and outstanding                                                          18,315
  Paid in capital                                                                 461,820
  Deficit accumulated during the development stage                               (822,091)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (11,288)
                                                                                 (353,244)

                                                                                   $1,980


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2002
                 (UNAUDITED)

                                                    Three Months Ended             Inception to
                                                March 31, 2002   March 31, 2001    March 31, 2002

REVENUE
   Net sales                                           $4,500          $2,400           $38,105

OPERATING COSTS AND EXPENSES

   General and administrative                         $50,803        $ 55,525           $607,929
   Non cash stock compensation				    -               -            224,000
   Depreciation and amortization                          192             200              2,706
                                                       50,995          55,725            834,635
OTHER EXPENSES

   Interest expense                                         -               -             15,639

NET (LOSS)                                            (46,495)        (55,325)          (796,530)

Other comprehensive income:
Foreign currency translation adjustment                    89           2,635            (11,355)

COMPREHENSIVE (LOSS)                                 ($46,584)       ($55,960)         ($796,619)

Per share information -
  (basic and fully diluted)

Weighted average common shares                      18,314,600      16,714,600         17,215,516

(Loss) per share                                       ($0.00)         ($0.00)            ($0.05)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2002
                   (UNAUDITED)

                                                              Three Months Ended           Inception to
                                                     March 31, 2002     March 31, 2001     March 31, 2002

Cash flow from operating activities:
  Net cash (used in) operating activities                   ($11,470)          ($10,760)         ($141,866)

Cash flows from investing activities:
  Net cash (used in) investing activities                         -                 -               (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities                       -                 -              133,889

Increase (decrease) in cash                                      500            (10,760)               500
Cash -  beginning of period                                        -             11,060                  0

Cash - end of period                                            $500            $   300            $   500




Read the accompanying notes to the financial statements.

Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002

Note 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2001.

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


6


Datastand Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002


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

The Company currently has net operating loss carryforwards aggregating approximately $420,000 which expires in 2022. The deferred tax asset related to this carryforward has been fully reserved.



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


RESULTS OF OPERATIONS

Revenues for quarter ending March 31, 2002 were $4,500 compared to $2,400 for the same period of 2001.

Net loss for the period ending March 31, 2002 was $46,495 compared to $55,325 for the same period of 2001. General and Administrative expenses for the period ending March 31, 2002 were $50,803 compared to $55,525 for the same period of 2001.

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


FUTURE OUTLOOK

     The Company continues to market its B2B products to prospective clients and hopes to secure new contracts by the end of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs at least through the next 6-9 months.

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2001.


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



Datastand Technologies Inc.

Date: May 15, 2002

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director