Form 10QSB
period 2002-06-30
DATASTAND TECHNOLOGIES INC
filed 2002-08-14
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2002

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

     As of June 30, 2002, the Registrant has outstanding 18,414,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         June 30, 2002


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at June 30, 2002                                   3
     Statements of Operations for the three
        months and six months ended June 30, 2002
        and 2001 and the period from inception
        (April 23, 1999) to June 30, 2002   			      4                                          4
     Statements of Cash Flows for the six
     months ended June 30, 2002 and 2001
     and the period from inception (April 23, 1999)
     to June 30, 2002                                                 5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      June 30, 2002
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                            $ 1,772


PROPERTY AND EQUIPMENT, NET                                                         1,122

                                                                                  $ 2,894

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers		                                         $388,342
  Accounts Payable								    3,486
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   398,117

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,500 shares
   issued and outstanding                                                          18,415
  Paid in capital                                                                 458,768
  Deficit accumulated during the development stage                               (860,776)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (11,630)
                                                                                 (395,223)

                                                                                   $2,894


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2002
                 (UNAUDITED)

                                	 Three Months        Six Months    	  Inception
					ended June 30	    ended June 30	     to
					2002     2001      2002     	2001  	  June 30,2002


REVENUE
   Net sales	 			$4,500 $18,190	   $9,000 	$20,590	   $42,605

OPERATING COSTS AND EXPENSES
   General and administrative     	52,987  51,895    103,702 	107,420	   660,828
   Non cash stock compensation	 	    -        -          -      	     -	   224,000
   Depreciation and amortization	  200 	   200        400      	    400      2,914

	 				53,187  52,095    104,102	 107,820   887,742
OTHER EXPENSES (INCOME)
   Interest expense	 		     -       -          -    	    -       15,639

NET (LOSS)	 		      (48,687) (33,905)  (95,102)  	(87,230)  (860,776)

Other comprehensive income:
  Foreign currency translation adjustment (278)    (33)     (321)  	 (2,668)   (11,630)

COMPREHENSIVE (LOSS)	 	     $(48,965)$(33,938)  $(95,423)     $(89,898) $(872,406)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common
shares outstanding	 	   18,364,600 16,714,600 18,347,933  16,714,600  17,016,038

(Loss) per share	 	      $(0.00)    $(0.00)    $(0.01)      $(0.01)    $(0.05)





Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2002
                   (UNAUDITED)

                                                              Three Months Ended           Inception to
                                                       June 30, 2002      June 30, 2001     June 30, 2002

Cash flow from operating activities:
  Net cash (used in) operating activities                   ($10,659)          ($11,060)         ($141,055)

Cash flows from investing activities:
  Net cash (used in) investing activities                         -                 -               (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities                   10,340                -              144,229

Increase (decrease) in cash                                     (319)           (11,060)             1,772
Cash -  beginning of period                                    2,091             11,060                  0

Cash - end of period                                          $1,772            $    -             $ 1,772




Read the accompanying notes to the financial statements.

			Datastand Technologies, Inc.
			(A Development Stage Company)
			   Notes to Consolidated
		    Financial Statements  June 30, 2002
		    	         (Unaudited)

(1)	Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2001 and the two years then ended and the period from inception to December 31, 2001, including notes thereto.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents, if any, were not considered as their effect would be anti dilutive.

(3)	Stockholders' (Deficit)

During the period ended June 30, 2002 the Company issued 100,000 shares of common stock for cash aggregating $10,340.

(4)	Basis of Presentation

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the period from inception (April 23, 1999) to June 30, 2002 aggregating $860,776, and has a working capital deficit of $396,345 and stockholders' deficit of $395,223 at June 30, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to implement its business plan and to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.




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


RESULTS OF OPERATIONS

Revenues for quarter ending June 30, 2002 were $4,500 compared to $18,190 for the same period of 2001. Revenues for the six months ended June 30, 2002 were $9,000 compared to $20,590 for the same period in 2001.

Net loss for the period ending June 30, 2002 was $48,687 compared to $33,905 for the same period of 2001. Net loss for the six months ended June 30, 2002 were $95,102 compared to $87,230 for the same period in 2001.

General and Administrative expenses for the period ending June 30, 2002 were $52,987 compared to $51,895 for the same period of 2001. General and Administrative expenses for the six months ended June 30, 2002 were $103,702 compared to $107,420 for the same period in 2001.

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



Datastand Technologies Inc.

Date: August 13, 2002

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director