Form 10QSB
period 2002-09-30
DATASTAND TECHNOLOGIES INC
filed 2002-11-14
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2002

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







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         September 30, 2002


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at September 30, 2002                              3
     Statements of Operations for the three
        months and nine months ended September 30,
        2002 and 2001 and the period from inception
        (April 23, 1999) to September 30, 2002 			      4                                          4
     Statements of Cash Flows for the six
     months ended September 30, 2002 and 2001
     and the period from inception (April 23, 1999)
     to September 30, 2002                                            5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      September 30, 2002
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                            $ 206


PROPERTY AND EQUIPMENT, NET                                                         922

                                                                                  $ 1,128

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers		                                         $433,342
  Accounts Payable								    3,486
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   443,117

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,500 shares
   issued and outstanding                                                          18,415
  Paid in capital                                                                 458,768
  Deficit accumulated during the development stage                               (907,556)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (11,616)
                                                                                 (441,989)

                                                                                   $1,128


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2002
                 (UNAUDITED)

                                	 Three Months        Nine Months    	  Inception
					ended Sept. 30	    ended Sept. 30	  to Sept.
					2002     2001      2002     	2001  	   30,2002


REVENUE
   Net sales	 			$4,980 $ 5,100	  $13,980 	$25,690	   $47,585

OPERATING COSTS AND EXPENSES
   General and administrative     	51,560  51,116    155,262 	158,536	   712,388
   Non cash stock compensation	 	    -        -          -      	     -	   224,000
   Depreciation and amortization	  200 	   200        600      	    600      3,114

	 				51,760  51,316    155,862	 159,136   939,502
OTHER EXPENSES (INCOME)
  Other(Income)expense	 		     -     (24)         -    	    (24)    15,639

NET (LOSS)	 		      (46,780) (46,192) (141,882)  	(133,422)  (907,556)

Other comprehensive income:
  Foreign currency translation adjustment (29)    (65)     (350)  	 (2,733)   (11,616)

COMPREHENSIVE (LOSS)	 	     $(46,809)$(46,257) $(142,232)    $(136,155) $(919,172)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common
shares outstanding	 	   18,314,600 16,714,600 18,314,600  16,714,500  17,317,000

(Loss) per share	 	      $(0.00)    $(0.00)    $(0.01)      $(0.01)    $(0.05)





Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2002
                   (UNAUDITED)

                                            Three Months Ended        Inception to
                               	Sept. 30, 2002      Sept. 30, 2001    Sept. 30, 2002

Cash flow from operating activities:
  Net cash (used in) operating activities    ($12,225)          ($6,805)         ($142,621)

Cash flows from investing activities:
  Net cash (used in) investing activities          -                 -              (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities    10,340                -              144,229
Increase (decrease) in cash                    (1,885)           (6,805)                206
Cash -  beginning of period                     2,091             11,060                  0

Cash - end of period                            $206            $  4,255             $  206




Read the accompanying notes to the financial statements.

Datastand Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated
Financial Statements
September 30, 2002 (Unaudited)

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

The Company calculates net income (loss) per share as required by SFAS No.128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents, if any, were not considered as their effect would be anti dilutive.

(3)	Stockholders' (Deficit)

During the period ended September 30, 2002 the Company issued 100,000 shares of common stock for cash aggregating $10,340.

(4)	Basis of Presentation

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2002 aggregating $907,556, and has a working capital deficit of $442,911 and stockholders' deficit of $441,989 at September 30, 2002.

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


RESULTS OF OPERATIONS

Revenues for quarter ending September 30, 2002 were $4,980 compared to $5,100 for the same period of 2001. Revenues for the nine months ended September 30, 2002 were $13,980 compared to $25,690 for the same period in 2001.

Net loss for the period ending September 30, 2002 was $46,780 compared to $46,192 for the same period of 2001. Net loss for the nine months ended September 30, 2002 were $141,882 compared to $133,422 for the same period in 2001.

General and Administrative expenses for the period ending September 30, 2002 were $51,560 compared to $51,116 for the same period of 2001. General and Administrative expenses for the nine months ended June 30, 2002 were $155,262 compared to $158,536 for the same period in 2001.

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



Datastand Technologies Inc.

Date: November 14, 2002

                           By: /s/ Nick Montesano
                               ----------------------------------
                               Chief Operating Officer
                               and Director