Form 10KSB
period 2002-12-31
DATASTAND TECHNOLOGIES INC
filed 2003-05-15
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     As of April 15, 2003, the Registrant has outstanding 18,414,600 shares of Common Stock.




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

As a result of these developments, many companies that have an Internet presence, including web portals and media companies, have developed or are developing financial market content for their web sites in an effort to enhance their attractiveness to Internet users and to assist in user retention. The quality and breadth of financial information offered is rapidly becoming a differentiator among financial services providers. Our objective is to be the leading business-to-business provider of online market analysis tools and financial information. Key elements of our strategy include:

- - INCREASE CLIENT BASE. We intend to expand our sales force to target businesses in industries that require robust online market analysis tools and financial information on their web sites.

- - INCREASE NUMBER OF PRODUCTS AVAILABLE. We intend to expand our product offerings to include other equity markets in North America and Europe. This will allow us to better serve the online financial information needs of our clients and their users.

- - USING TECHNOLOGY TO LEVERAGE OUR GROWTH. We intend to develop and market innovative products and services to attract and retain clients.

- - PURSUE STRATEGIC ALLIANCES OR ACQUISITIONS. We intend to seek strategic alliances which would complement our products or services or to give us access to new markets.



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

COMPETITION

Many Web sites compete for the attention and spending of online users and advertisers, particularly in the financial information area. We expect this competition to continue to increase. We compete for visitors, advertisers and content providers with many types of companies, such as:

- - providers of company information, such as Dun & Bradstreet, MarketGuide (a division of Multex) and Standard & Poor's; and
- - Web-based financial information providers, such as Yahoo! and CBS Marketwatch.

 Our ability to compete depends on many factors, including:

- - the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;
- - the cost of our services compared to our competitors;
- - the ease of use of services developed either by us or our competitors;
- - the usefulness of our tools;
- - the attractiveness of the demographic characteristics of our audience; and
- - the effectiveness of our sales and marketing efforts.

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

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES
THAT COULD DAMAGE OUR BUSINESS.

If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:
- - disruptions in service;
- - slower response times;
- - reduced customer satisfaction;
- - delays in the introduction of new products and services; or
- - vulnerability to attacks (including denial of service attacks) by third parties;
  any of which could impair our reputation, damage the Dimgroup brand and materially adversely affect our business, operating results and financial condition. Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs, upgrades and hosting facility connectivity failures. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We plan to develop a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT
OPERATION OF THE INTERNET.

The Internet-based information market is rapidly evolving.
Our business would be materially adversely affected if Internet usage does not continue to grow or grows more slowly than anticipated. Internet usage may be inhibited for a number of reasons, including:
- - inadequate network infrastructure;
- - security concerns;
- - inconsistent quality of service; and
- - unavailability of cost-effective, high-speed access to the Internet.
Our audience depends on Internet service providers, online service providers and other Web-site operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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
					 Low	 High
1-st Quarter 2002			$0.13	 0.47
2-nd Quarter 2002			$0.05	 0.15
3-rd Quarter 2002			$0.05	 0.05
4-th Quarter 2002 		        $0.05	 0.10

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2002 the Common Stock was held of record by approximate 175 persons and entities including significant amounts of stock held in "street name".



Item 6.	Selected Financial Data

	Please see Item 8


Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Dimgroup.com Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

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

RESULTS OF OPERATIONS

    Revenue for the year ending December 31, 2002 was $16,980 compared to $29,905 for the same period in 2001. The decrease is a result of decreased advertising revenue and loss of a database licensing agreement.

     Operating expenses for the year ended December 31, 2002 were $203,123 compared to $442,781 for the same period in 2001. The decrease is attributable to the non-cash stock compensation aggregating $224,000 incurred in 2001. Noting this, the Company expects to have Operating losses continue in the near future.

The Company had cash of $54 and a working capital deficit of $489,077 at December 31, 2002.

Net cash used in operating activities was $13,391 for the year ended December 31, 2002. The usage of cash was primarily attributable to the net loss adjusted for an increase in accrued expenses - officers of $174,407.

There was no net cash provided by or (used in) investing activities during the year ended December 31, 2002.

Net cash used in financing activities was $11,354, principally representing cash received from the issuance of common stock of $10,340.


FUTURE OUTLOOK

     The Company is currently searching for a merger candidate but has not secured an agreement to date.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


 INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders Datastand Technologies,
Inc.


We have audited the consolidated balance sheet of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2001 and 2002 and the period from inception (April 23, 1999) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2002 and the period from inception (April 23, 1999) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 the Company has been in the development stage since inception. In addition, the Company has incurred significant losses since inception and has working capital and stockholders deficits. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.



Stark Winter Schenkein & Co., LLP Certified Public Accountants
Denver, Colorado April 17, 2003



1.  Financial Statements.

		DATASTAND TECHNOLOGIES, INC.
               (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 2002



                          ASSETS

CURRENT ASSETS
  Cash                                      					    $        54

PROPERTY AND EQUIPMENT, NET                                                                 722

                                                                      $                     776

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                         $                 478,342
  Accounts payable and accrued expenses                                                   3,486
  Bank overdraft									  1,014
  Loans payable - officers                                                                6,289
      Total current liabilities                                                         489,131


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                                  -
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,314,600 shares
   issued and outstanding                                                                18,415
  Additional paid in capital                                                            458,768
  (Deficit) accumulated during the development stage                                   (951,817)
  Accumulated other comprehensive income:
    Currency translation adjustment                                                     (13,721)
                                                                                       (488,355)

                                                                      $                     776




See the accompanying notes to the consolidated financial statements.


           DATASTAND TECHNOLOGIES, INC.
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2002


                                                                                  Inception to
                                                   December 31,     December 31,   December 31,
                                                       2001            2002           2002
REVENUE
   Net sales                                       $  29,905       $   16,980      $  50,285

OPERATING COSTS AND EXPENSES
   General and administrative                        217,981          202,323        749,428
   Non cash stock compensation                       224,000                -        234,000
   Depreciation and amortization                         800              800          3,335
                                                     442,781          203,123        986,763
OTHER EXPENSES
   Interest expense                                        -               -         15,639
                                                           -               -         15,639

NET (LOSS)                                          (412,876)       (186,598)       (951,817)

Other comprehensive income:
  Foreign currency translation adjustment             (2,699)         (2,455)        (13,721)

COMPREHENSIVE (LOSS)                               $(415,575)      $(188,598)      $(965,538)

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding         16,885,925      16,381,540      17,695,850

(Loss) per share                                   $   (0.02)      $   (0.01)      $   (0.05)



See the accompanying notes to the consolidated financial statements.


	DATASTAND TECHNOLOGIES, INC.

        (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICIT)

FOR THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2002



                                                                                      (Deficit) Accumula    Currency
                                                     Common Stock          Additional      During the      Translation
                                                 Shares       Amount    Paid in Capital Development Stage   Adjustment      Total
Shares issued at inception for cash             15,335,740    $  100     $        -        $         -      $     -      $   100

Cash capital contributions by shareholders		 -         -          2,500		     -		  -        2,500
Non cash capital contributions by shareholder		 -         -          3,774		     -		  -	   3,774
Reclassification of paid in capital			 -     6,274         (6,274)		     -		  -	       -
Acquisition of the net assets of MAS Acquisition
  Corp. VII                                       1,703,860       39		  -		     -		  -	      39
Currency translation adjustment				 -	   -		  -		     -	        (44)         (44)
Net (loss) for the period    				 -         - 		  -           (130,932)	          -      (130,932)
Balance December 31, 1999                        17,039,600    6,413 		  -           (130,932)          (44)    (124,563)

Cancellation of shares                            (460,000)	   -		  -		     -		  -	       -
Capital contribution of note payable                     -         -         90,300		     -		  -        90,300
Issuance of shares in settlement of note paya       125,000      125        136,005                  -              -     136,130
Issuance of shares for services                      10,000       10          9,990                  -              -      10,000
Reclassification of paid in capital                       -   10,167        (10,167)                 -              -           -
Currency translation adjustment                           -        -              -                  -         (8,523)     (8,523)
Net (loss) for the year                                   -        -              -           (221,866)             -    (221,866)
Balance December 31, 2000                        16,714,600   16,715        226,128           (352,798)        (8,567)   (118,522)

Currency translation adjustment                           -        -              -                  -         (2,699)     (2,699)
Issuance of shares for services                   1,600,000    1,600        222,400                  -              -     224,000
Net (loss) for the year                                   -        -              -           (412,876)             -    (412,876)


Balance December 31, 2001                        18,314,600 $ 18,315      $ 448,528         $ (765,674)     $ (11,266) $ (310,097)

Issuance of shares for cash			    100,000      100	     10,240		     -		    -	   10,240
Currency translation adjustment				  -        -              -                  -         (2,455) 	   (2,455)
Net (loss) for the year					  -        -              -           (186,143)  		 (186,143)
Balance December 31, 2002			 18,414,600  $18,415 	   $458,768          $(951,817)	     $(13,721)  $(488,355)



See the accompanying notes to the consolidated financial statements.





               DATASTAND TECHNOLOGIES, INC.
              (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2002



                                                                                         Inception to
                                                           December 31,    December 31,  December 31,
                                                               2001           2002          2002
Net (loss)                                                 $ (412,876)    $ (186,143)    $  (951,817)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                                  800            800           3,335
   Operating expenses contributed to capital                        -              -           1,158
   Consulting fees paid with long-term note payable                 -              -          90,300
   Common stock issued for services                           224,000              -         234,000
   Interest expense paid with common shares                         -              -          11,130
   Currency translation adjustment                             (2,699)        (2,455)        (13,721)
Changes in assets and liabilities:
    Increase in accrued expenses - officers                   178,320        174,407         478,342
    Increase in accounts payable and accrued expenses           3,486              -           3,486
       Total adjustments                                      403,907        172,752         808,030
  Net cash (used in) operating activities                      (8,969)       (13,391)       (143,787)

Cash flows from investing activities:
  Acquisition of property and equipment                             -              -         (1,402)
  Net cash (used in) investing activities                           -              -         (1,402)

Cash flows from financing activities:
  Proceeds from loans payable                                       -              -         130,000
  Bank overdraft						    -          1,014	       1,014
  Repayment of loans payable                                        -              -          (5,000)
  Proceeds from loans payable - officers                            -		   -           9,722
  Repayment of loans payable - officers                             -              -          (3,433)
  Common stock issued for cash                                      -         10,340          10,440
  Capital contributions                                             -              -           2,500
  Net cash provided by financing activities                         -         11,354         145,243

Increase (decrease) in cash                                    (8,969)        (2,037)            54

Cash -  beginning of period                                    11,060          2,091              -

Cash - end of period                                       $    2,091      $      54      $      54


Supplemental cash flow information:
   Cash paid for interest                                  $        -      $       -      $      20
   Cash paid for income taxes                              $        -      $       -      $       -


Non cash investing and financing activities:
   Furniture and equipment contributed to capital          $        -      $       -      $    2,616
   Contribution of note payable to paid in capital         $        -      $  90,300      $   90,300
   Settlement of note payable and accrued interest with
     common stock                                          $        -      $ 136,130      $  136,130





See the accompanying notes to the consolidated financial statements.


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage.
During 2001 the Company changed its name to Datastand Technologies, Inc. The Company intends to operate as a web-based provider of financial information.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2002 aggregating $951,817. In addition, the Company's current liabilities exceed its current assets by $489,077 and it has a stockholders' deficit of $488,355 at December 31, 2002. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. No advertising costs were incurred during the periods presented.

Web Development Costs

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards
("SFAS") 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Segment Reporting

The Company follows SFAS 131, "Disclosures About Segments of an
Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Foreign Currency Translation

The local currency (Canadian Dollar) is the functional currency for the Company's operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' (deficit).

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Net (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB
25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Furniture and office equipment	$       4,018 Less:
	accumulated depreciation	       3,296 $ 722

Depreciation expense was $800, $800 and $3,296 for the years ended December 31, 2001 and 2002 and the period from inception to December 31, 2002.

NOTE 4 - LOANS PAYABLE

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

NOTE 5 - STOCKHOLDERS' (DEFICIT)

At inception the Company issued 15,335,740 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

The shareholders of the Company contributed the following to the capital of the Company during the year ended December 31, 1999.

	Furniture and office equipment	$      2,616 Payment of
	operating expenses	        1,158 Cash	2,500 $
	6,274

During February 2000 the Company affected a two for one forward stock split. All share and per share amounts have been restated to give effect to this split.

During the year ended December 31, 2000 the Company issued 10,000 shares of common stock in exchange for services valued at $10,000 which management believes is the fair value of the services provided.

During April 2000 460,000 of the shares of common stock issued pursuant to the recapitalization described in Note 1 were returned to the Company and cancelled.

During December 2001 the Company issued 1,600,000 shares of common stock for services pursuant to a Form S-8. These shares were valued at their fair market value on the date of issuance of $224,000.

During May 2002 the Company issued 100,000 shares of common stock for cash aggregating $10,340 pursuant to a private placement.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 1999 shareholders of the Company made non-interest bearing advances aggregating $9,722 of which $3,433 has been repaid. The balance of $6,289 is included as Loans payable - officers in the accompanying balance sheet.

Through December 31, 2002 the Company has accrued $478,342 of unpaid salaries due to officers.

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

The Company currently has net operating loss carryforwards aggregating approximately $474,000, which expire through 2022. The deferred tax asset of approximately $160,000 related to this carryforward has been fully reserved. The difference between the net operating loss and the accumulated deficit of approximately $478,000 relates to the accrued salaries due to officers.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at the federal statutory rate 34 %
         Effect of operating losses	 (34)% - %

NOTE 8 - COMMITMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 ($90,300 net of imputed interest see Note 4) due on August 10, 2001. The note was contributed to the capital of the Company during 2000. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events, which events have not occurred to date


Item 9.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosure


None.


				Part III


Item 10.	Directors and Executive Officers of the Registrant



  The following persons are the Directors and Executive
Officers of the Company after the merger:


Name             Age              Position(s)
- - -------------  ---    -----------------------------------

Marc Cianfarani  34   Chairman of the Board, President & CEO

Nick Montesano   33   Chief Operating Officer and Director

Berto Napoleone  31   Executive V.P. and Director



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

  The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance. The annual salaries of executive officers are listed as follows:



Name and Principal Position               Annual Salary
- - ------------------------------------      -------------
[S]                                       [C]

Marc Cianfarani                           US$60,000

Nick Montesano                            US$60,000

Berto Napoleone                           US$60,000



Item 12.	Security Ownership of Certain Beneficial
	      Owners and Management




Name and Address           Number of Shares
of Beneficial Owner          Beneficially        Percent of
			       Owned		   Class
- - ----------------------  -------------------- --------------

Marc Cianfarani (1)(4)       5,019,880              27.2%
Chairman of the Board,
President and CEO

Nick Montesano (2)(4)        5,046,880              27.5%
Chief Operating Officer
and Director

Berto Napoleone (3)(4)       5,026,880              27.3%
Executive V.P. and
Director

All Officers and Directors  15,093,640               82%
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

(4) The address for each officer/director is c/o Datastand
Technologies Inc., 415 Oakdale Road, Suite 224, Toronto, Ontario
M3N-1W7, Canada.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.  CONTROLS AND PROCEDURES
          ------------------

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to the safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and
     irregularities,   and  management  is necessarily  required  to
     apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief operating officer, within 90 days prior to the filling date of the report. Based upon that evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic securities exchange commission filings. No significant changes were made to our internal controls or other factors that could significant effect these controls subsequent to the date of their evaluation.


Item 15. EXHIBITS, FINANICAL STATEMENT SCHEDULES AND REPORTS
         ON 8-K

Exhibit NO. 99.1	Certification Pursuant to 18 U.S.C. Subsection
			1350 As Adopted Pursuant To Subsection 906 Of
			The Sarbanes-Oxley Act Of 2002, Marc Cianfarani,
			CEO and CFO.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies, Inc

Date: May 14, 2003
				By: /s/ Marc Cianfarani
                                  ----------------------
                                  Chief Executive Officer



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


	I, Marc Cianfarani, Chief Executive Officer and Chief
	Financial Officer of Datastand Technologies Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Datastand
Technologies Inc.,

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's
internal controls; and - 12 - 6.	The registrant's other
certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: 	May 14, 2003		 By: /s/ Marc Cianfarani
                                  ----------------------
                               Chief Executive Officer	and
                                Chief Financial Officer