Form 10QSB
period 2003-03-31
DATASTAND TECHNOLOGIES INC
filed 2003-05-20
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2003

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

     As of May 8, 2003, the Registrant has outstanding 18,414,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         March 31, 2003


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at March 31, 2003                                  3
     Statements of Operations for the three
        months ended March 31, 2003 and 2002  and the period
        from inception (April 23, 1999)
        to March 31, 2003                                             4
     Statements of Cash Flows for the three months
        ended March 31, 2003 and 2002 and the period
        from inception (April 23, 1999)
        to March 31, 2003                                             5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2003
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                      $         340


PROPERTY AND EQUIPMENT, NET                                                           522

                                                                            $         862

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                               $     523,342
  Accounts payable 			                                            3,486
  Bank overdraft								    1,637
  Loans payable - officers                                                          6,289
      Total current liabilities                                                   534,754

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 16,714,600 shares
   issued and outstanding                                                          18,415
  Paid in capital                                                                 458,768
  Deficit accumulated during the development stage                               (997,260)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (13,815)
                                                                                 (533,892)

                                                                            $         862


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2003
                 (UNAUDITED)

                                                      Three Months Ended            Inception to
                                                March 31, 2002   March 31, 2003    March 31, 2003

                                                      C>
REVENUE
   Net sales                                           $4,500          $1,500           $52,085

OPERATING COSTS AND EXPENSES

   General and administrative                         $50,715        $ 46,743           $796,171
   Non cash stock compensation				    -               -            234,000
   Depreciation and amortization                          200             200              3,535
                                                       50,915          46,943          1,033,706
OTHER EXPENSES

   Interest expense                                         -               -             15,639

NET (LOSS)                                            (46,415)        (45,443)          (997,260)

Other comprehensive income:
Foreign currency translation adjustment                   (43)            (94)           (13,815)

COMPREHENSIVE (LOSS)                                 ($46,458)       ($45,537)       ($1,011,075)

Per share information -
  (basic and fully diluted)

Weighted average common shares                      18,314,600      18,414,600         17,719,583

(Loss) per share                                       ($0.00)         ($0.00)            ($0.06)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2003
                   (UNAUDITED)

                                                            Three Months Ended             Inception to
                                                     March 31, 2002     March 31, 2003     March 31, 2003

Cash flow from operating activities:
  Net cash (used in) operating activities                  $ (1,258)       $     (337)       $   (144,124)

Cash flows from investing activities:
  Net cash (used in) investing activities                         -                 -              (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities                       -               623             145,866

Increase (decrease) in cash                                  (1,258)              286                 340
Cash -  beginning of period                                   2,091                54                   -

Cash - end of period                                       $    833        $      340         $       340




Read the accompanying notes to the financial statements.

		Datastand Technologies, Inc.
		(A Development Stage Company)
	Notes to Consolidated Financial Statements
		March 31, 2003 (Unaudited)

(1)	Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2002 and the two years then ended and the period from inception to December 31, 2002, including notes thereto.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents, if any, were not considered as their effect would be anti-dilutive.

(3)	Basis of Presentation

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2002 aggregating
$997,260, and has a working capital deficit of $534,414 and stockholders' deficit of $533,892 at March 31, 2003.

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


RESULTS OF OPERATIONS

Revenues for quarter ending March 31, 2003 were $1,500 compared to $4,500 for the same period of 2002.

Net loss for the period ending March 31, 2003 was $45,443 compared to $46,495 for the same period of 2002. General and Administrative expenses for the period ending March 31, 2003 were $46,743 compared to $50,803 for the same period of 2002.

The Company's operating expenses are mainly attributable to transfer agent fees, office lease and expenses, telephone and Internet server. Compared to the previous quarter results, the Company has maintained similar operating expenses but it can be expected that future-operating expenses may rise with the purchase of new equipment and the need to upgrade
our technology.   Noting this, the Company expects to have
Operating losses continue in the near future.


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

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2002.


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



Datastand Technologies Inc.

Date: May 19, 2003

                           By: /s/ Marc Cianfarani
                               ----------------------------------
                               Chief Executive Officer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


	I, Marc Cianfarani, Chief Executive Officer and Chief
	Financial Officer of Datastand Technologies Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of
Datastand Technologies Inc,

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's
internal controls; and - 12 - 6.	The registrant's other
certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: 	May 19, 2003		By: /s/ Marc Cianfarani
                                  ----------------------
                               Chief Executive Officer	and
                                Chief Financial Officer