Form 10QSB/A
period 2003-03-31
DATASTAND TECHNOLOGIES INC
filed 2003-06-05
CIK 1081369

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

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2003
                 (UNAUDITED)

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

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2003 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2003
                   (UNAUDITED)

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

(3)	Going Concern

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

Net loss for the period ending March 31, 2003 was $45,443 compared to $46,415 for the same period of 2002. General and Administrative expenses for the period ending March 31, 2003 were $46,743 compared to $50,715 for the same period of 2002.

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


FUTURE OUTLOOK

The Company may consider any business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different product or service sector from tat of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition there may be probable change in control of the Company and share reorganization and may involve significant changes made to the capitalization or stock ownership in the Company.


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

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit NO. 99.1     Certification Pursuant to 18 U.S.C. Subsection
		     1350 As Adopted Pursuant To Subsection 906 Of
		     The Sarbanes-Oxley Act Of 2002, Marc Cianfarani,
		     CEO and CFO.

b) During the three months covered by this report, the company filed no reports on form 8-K.

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



Datastand Technologies Inc.

Date: May 19, 2003

                           By: /s/ Marc Cianfarani
                               ----------------------------------
                               Chief Executive Officer

                           By: /s/ Marc Cianfarani
                               ----------------------------------
                               Chief Financial Officer

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