Form 10QSB
period 2003-06-30
DATASTAND TECHNOLOGIES INC
filed 2003-08-19
CIK 1081369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2003

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

     As of August 14, 2003, the Registrant has outstanding 18,414,600 shares of Common Stock.







                     Datastand Technologies Inc.

                            Form 10-QSB

                         Quarterly Report

                         June 30, 2003


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                            Page

     Balance Sheet at June 30, 2003                                  3
     Statements of Operations for the three months and six
        months ended June 30, 2003 and 2002  and the period
        from inception (April 23, 1999)
        to June 30, 2003                                             4
     Statements of Cash Flows for the six months
        ended June 30, 2003 and 2002 and the period
        from inception (April 23, 1999)
        to June 30, 2003                                             5
     Notes to Unaudited Financial Statements                          6

(2) Management's Discussion and Analysis or
        Plan of Operation                                             8

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                           10


               DATASTAND TECHNOLOGIES INC
               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET
                      June 30, 2003
                       (UNAUDITED)
                         ASSETS

CURRENT ASSETS

  Cash                                                                      $           0


PROPERTY AND EQUIPMENT, NET                                                           322

                                                                            $         322

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                               $     568,342
  Accounts payable 			                                            3,486
  Bank overdraft								    1,840
  Loans payable - officers                                                          7,279
      Total current liabilities                                                   580,947

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                                       0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                                          18,415
  Paid in capital                                                                 458,768
  Deficit accumulated during the development stage                             (1,041,858)
  Accumulated other comprehensive income:
    Currency translation adjustment                                               (15,950)
                                                                                 (580,625)

                                                                            $         322


Read the accompanying notes to the Financial statements.

         DATASTAND TECHNOLOGIES INC
        (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2002 AND 2003 AND THE PERIOD FROM
INCEPTION (APRIL 23, 1999) TO JUNE 30, 2003
                 (UNAUDITED)

                                    Three Months            Six Months       Inception to
                                   2002      2003          2002      2003    June 30, 2003

REVENUE
   Net sales                       $4,500    $6,000        $9,000     $7,500       $58,085

OPERATING COSTS AND EXPENSES

   General and administrative      $52,987   $50,398       $103,702   $97,141     $846,569
   Non cash stock compensation		 -         -              -         -      234,000
   Depreciation and amortization       200       200            400       400        3,735
                                    53,187    50,598        104,102    97,541    1,084,304
OTHER EXPENSES

   Interest expense                      -         -              -         -       15,639

NET (LOSS)                         (48,687)  (44,598)       (95,102)  (90,041)  (1,041,858)

Other comprehensive income:
Foreign currency translation
adjustment		              (276)   (2,135)          (321)   (2,229)     (15,950)
COMPREHENSIVE (LOSS)              $(48,965) $(46,733)      $(95,423) $(92,270) $(1,011,075)

Per share information -
  (basic and fully diluted)

Weighted average common shares  18,314,600 18,414,600    1,347,933 18,414,600   17,760,735

(Loss) per share                    ($0.00)    ($0.00)      ($0.01)    ($0.00)      ($0.06)



Read the accompanying notes to the financial statements.

           DATASTAND TECHNOLOGIES INC
          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2003 AND
THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2003
                   (UNAUDITED)

                                                            Three Months Ended             Inception to
                                                     June 30, 2002     June 30, 2003       June 30, 2003

Cash flow from operating activities:
  Net cash (used in) operating activities               $ (10,659)       $   (1,870)       $   (145,657)

Cash flows from investing activities:
  Net cash (used in) investing activities                       -                 -              (1,402)

Cash flows from financing activities:
  Net cash provided by financing activities                10,340             1,816             147,059

Increase (decrease) in cash                                  (319)              (54)                  -
Cash -  beginning of period                                 2,091                54                   -

Cash - end of period                                     $  1,772        $        -         $         -




Read the accompanying notes to the financial statements.

Datastand Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
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

The Company has experienced significant losses for the period from inception (April 23, 1999) to June 30, 2003 aggregating $1,041,858, and has a working capital deficit of $580,947 and stockholders' deficit of $580,625 at June 30, 2003.

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 and June 30, 2002


Revenues for the six months ending June 30, 2003 were $7500 compared to $9,000 for the same period of 2002.

Net loss for the same period was $90,041 compared to $95,102 for the same period of 2002. General and Administrative expenses for the six months ending June 30, 2003 were $97,141 compared to $103,702 for the same period of 2002.

Three Months Ended June 30, 2003 and June 30, 2002

Revenues for the three months ending June 30, 2003 were $6,000 compared to $4,500 for the same period of 2002.

Net loss for the same period was $44,598 compared to $48,687 for the same period of 2002. General and Administrative expenses for the three months ending June 30, 2003 were $50,398 compared to $52,987 for the same period of 2002.

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

Date: August 18, 2003

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


Dated: 	August 19, 2003		By: /s/ Marc Cianfarani
                                  ----------------------
                               Chief Executive Officer	and
                                Chief Financial Officer