Form 10QSB/A
period 2003-06-30
DATASTAND TECHNOLOGIES INC
filed 2003-09-11
CIK 1081369

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB/A

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the period ended - June 30, 2003

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to ___________

                   Commission file number 0-25879

                     Datastand Technologies Inc.
           ----------------------------------------------
           (Name of Small Business Issuer in its charter)


            Nevada                                    35-2065469
-------------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                  Identification Number)


415 Oakdale Road Suite 224 Toronto, Ontario, Canada           M3N-1W7
---------------------------------------------------         ----------
 (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (416) 626-5346
                                                    -----------------

   Securities registered under Section 12(b) of the Act:  None
                                                        ---------

      Securities registered under Section 12(g) of the Act:

             Common Stock, $.001 par value per share
             ---------------------------------------
                        (Title or class)

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

                   Datastand Technologies Inc.

                           Form 10-QSB

                        Quarterly Report

                          June 30, 2003

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements Page

     Balance Sheet at June 30, 2003                                    3

     Statements of Operations for the three months and six
        months ended June 30, 2003 and 2002  and the period
        from inception (April 23, 1999)
        to June 30, 2003                                               4

     Statements of Cash Flows for the six months
        ended June 30, 2003 and 2002 and the period
        from inception (April 23, 1999)
        to June 30, 2003                                               5

     Notes to Unaudited Financial Statements                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                  8


ITEM 3.  CONTROLS AND PROCEDURES                                       9


PART II.OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURES                                                             10

                   DATASTAND TECHNOLOGIES INC
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET

                          June 30, 2003
                           (UNAUDITED)



                             ASSETS
CURRENT ASSETS

  Total Current Assests                                         $        0
                                                                ----------


PROPERTY AND EQUIPMENT, NET                                            322
                                                                ----------
                                                                $      322
                                                                ==========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                   $  568,342
  Accounts payable                                                   3,486
  Bank overdraft                                                     1,840
  Loans payable - officers                                           7,279
                                                                ----------
      Total current liabilities                                    580,947
                                                                ----------

STOCKHOLDERS (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                        0
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                           18,415
  Paid in capital                                                  458,768
  Deficit accumulated during the development stage              (1,041,858)
  Accumulated other comprehensive income:
    Currency translation adjustment                                (15,950)
                                                                ----------
                                                                  (580,625)
                                                                ----------
                                                                $      322
                                                                ==========




Read the accompanying notes to the Financial statements.

                   DATASTAND TECHNOLOGIES INC
                  (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
 AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003 AND THE PERIOD FROM
                             INCEPTION
                (APRIL 23, 1999) TO JUNE 30, 2003
                            (UNAUDITED)


                                        Three Months                 Six Months         Inception to
                                      2002        2003            2002        2003      June 30, 2003
                                   ----------  ----------      ----------  ----------   -------------
REVENUE
   Net sales                       $    4,500  $    6,000      $    9,000  $    7,500   $     58,085
                                   ----------  ----------      ----------  ----------   ------------

OPERATING COSTS AND EXPENSES

   General and administrative      $   52,987  $   50,398      $  103,702  $   97,141   $    846,569
   Non cash stock compensation              -           -               -           -        234,000
   Depreciation and amortization          200         200             400         400          3,735
                                   ----------  ----------      ----------  ----------   ------------
                                       53,187      50,598         104,102      97,541      1,084,304
                                   ----------  ----------      ----------  ----------   ------------

OTHER EXPENSES

   Interest expense                         -           -               -           -         15,639
                                   ----------  ----------      ----------  ----------   ------------

NET (LOSS)                            (48,687)    (44,598)        (95,102)    (90,041)    (1,041,858)

Other comprehensive income:
Foreign currency translation
  adjustment                             (278)     (2,135)           (321)     (2,229)       (15,950)
                                   ----------  ----------      ----------  ----------   ------------
COMPREHENSIVE (LOSS)               $  (48,965) $  (46,733)     $  (95,423) $  (92,270)  $ (1,057,808)
                                   ==========  ==========      ==========  ==========   ============

Per share information -
  (basic and fully diluted)

Weighted average common shares     18,314,600  18,414,600       1,347,933  18,414,600     17,760,735
                                   ==========  ==========      ==========  ==========   ============

(Loss) per share                       ($0.00)     ($0.00)         ($0.01)     ($0.00)        ($0.06)
                                   ==========  ==========      ==========  ==========   ============







Read the accompanying notes to the financial statements.

                     DATASTAND TECHNOLOGIES INC
                    (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2002 AND
   2003 AND THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2003
                             (UNAUDITED)


                                                                                           Inception to
                                                     June 30, 2002     June 30, 2003       June 30, 2003
                                                     -------------     -------------       -------------

Cash flow from operating activities:
  Net cash (used in) operating activities            $     (10,659)    $      (1,870)      $    (145,657)
                                                     -------------     -------------       -------------

Cash flows from investing activities:
  Net cash (used in) investing activities                        -                 -              (1,402)
                                                     -------------     -------------       -------------

Cash flows from financing activities:
  Net cash provided by financing activities                 10,340             1,816             147,059
                                                     -------------     -------------       -------------

Increase (decrease) in cash                                   (319)              (54)                  -
Cash -  beginning of period                                  2,091                54                   -
                                                     -------------     -------------       -------------

Cash - end of period                                 $       1,772     $           -       $           -
                                                     =============     =============       =============








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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 and June 30, 2002
------------------------------------------------

Revenues for the six months ending June 30, 2003 were $7500 compared to $9,000 for the same period of 2002.

Net loss for the same period was $90,041 compared to $95,102 for the same period of 2002. General and Administrative expenses for the six months ending June 30, 2003 were $97,141 compared to $103,702 for the same period of 2002.

Three Months Ended June 30, 2003 and June 30, 2002
--------------------------------------------------

Revenues for the three months ending June 30, 2003 were $6,000 compared to $4,500 for the same period of 2002.

Net loss for the three months ending June 30, 2003 was $44,598 compared to $48,687 for the same period of 2002. General and Administrative expenses for the three months ending June 30, 2003 were $50,398 compared to $52,987 for the same period of 2002.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibit NO.


     31.1     Certification of Chief Executive Officer and Chief
              Financial Officer Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002, Marc Cianfarani, CEO and CFO

     32.1 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act Of 2002, Marc Cianfarani, CEO and CFO.


b) During the three months covered by this report, the company filed no reports on form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies Inc.

Date: September 10, 2003


By: /s/ Marc Cianfarani
    ----------------------------------
    Chief Executive Officer


By: /s/ Marc Cianfarani
    ----------------------------------
    Chief Financial Officer