Form 10QSB
period 2003-09-30
DATASTAND TECHNOLOGIES INC
filed 2003-11-20
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period ended - September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                         Commission file number 0-25879

                          Datastand Technologies, Inc.
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

       Registrant's telephone number, including area code: (416) 626-5346
                                                            -------------

           Securities registered under Section 12(b) of the Act: None
                                                                 ----

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of November 14, 2003, the Registrant has outstanding 18,414,600 shares of Common Stock.

                          Datastand Technologies, Inc.

                                   Form 10-QSB

                                Quarterly Report

                               September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements Page

         Balance Sheet at September 30, 2003                                   3

         Statements of Operations for the three months and nine
           months ended September 30, 2003 and 2002 and the period
           from inception (April 23, 1999) to September 30, 2003               4

         Statements of Cash Flows for the nine months ended
           September 30, 2003 and 2002 and the period from
           inception (April 23, 1999) to September 30, 2003                    5

         Notes to Unaudited Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                          8

ITEM 3.  CONTROLS AND PROCEDURES                                               9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES                                                                    10

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
  Cash                                                              $       217
                                                                    -----------
PROPERTY AND EQUIPMENT, NET                                                 122
                                                                    -----------
                                                                    $       339
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                       $   568,342
  Accounts payable                                                        3,486
  Loans payable - officers                                                7,279
                                                                    -----------
      Total current liabilities                                         579,107
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                            --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                                18,415
  Paid in capital                                                       458,768
  (Deficit) accumulated during the development stage                 (1,040,614)
  Accumulated other comprehensive income:
    Currency translation adjustment                                     (15,337)
                                                                    -----------
      Total stockholders' (deficit)                                    (578,768)
                                                                    -----------

                                                                    $       339
                                                                    ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                                         Three Months                   Nine Months              Inception to
                                                  ------------    ------------   ------------    ------------    September 30,
                                                      2002            2003           2002            2003            2003
                                                  ------------    ------------   ------------    ------------    ------------
REVENUE
   Net sales                                      $      4,980    $      2,870   $     13,980    $     10,370    $     60,955
                                                  ------------    ------------   ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
   General and administrative                           51,560           1,426        155,262          98,567         847,995
   Non cash stock compensation                              --              --             --              --         234,000
   Depreciation and amortization                           200             200            600             600           3,935
                                                  ------------    ------------   ------------    ------------    ------------
                                                        51,760           1,626        155,862          99,167       1,085,930
                                                  ------------    ------------   ------------    ------------    ------------
OTHER EXPENSES
   Interest expense                                         --              --             --              --          15,639
                                                  ------------    ------------   ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                      (46,780)          1,244       (141,882)        (88,797)     (1,040,614)

INCOME TAXES                                                --              --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------
NET INCOME (LOSS)                                      (46,780)          1,244       (141,882)        (88,797)     (1,040,614)

Other comprehensive income:
  Foreign currency translation adjustment                  (29)            613           (350)         (1,616)        (15,337)
                                                  ------------    ------------   ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                       $    (46,809)   $      1,857   $   (142,232)   $    (90,413)   $ (1,055,951)
                                                  ============    ============   ============    ============    ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          18,314,600      18,414,600     18,314,600      18,414,600      17,797,286
                                                  ============    ============   ============    ============    ============
INCOME (Loss) per share                           $      (0.00)   $       0.00   $      (0.01)   $      (0.00)   $      (0.06)
                                                  ============    ============   ============    ============    ============


      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                Inception to
                                                                                September 30,
                                                           2002         2003         2003
                                                        ---------    ---------    ---------
Cash flow from operations:
  Net cash provided by (used in) operating activities   $ (12,225)   $     187    $(143,600)
                                                        ---------    ---------    ---------
Cash flows from investing activities:
  Net cash (used in) investing activities                      --           --       (1,402)
                                                        ---------    ---------    ---------
Cash flows from financing activities:
  Net cash provided by (used in) financing activities      10,340          (24)     145,219
                                                        ---------    ---------    ---------

Increase (decrease) in cash                                (1,885)         163          217

Cash -  beginning of period                                 2,091           54           --
                                                        ---------    ---------    ---------

Cash - end of period                                    $     206    $     217    $     217
                                                        =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2003 aggregating $1,040,614 and has a working capital deficit of $578,890 and stockholders' deficit of $578,768 at September 30, 2003. In addition, the Company has no significant revenue producing operations.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 and September 30, 2002
-----------------------------------------------------------

Revenues for the nine months ending September 30, 2003 were $10,370 compared to $13,980 for the same period of 2002.

Net loss for the same period was $88,797 compared to $141,882 for the same period of 2002. General and Administrative expenses for the nine months ending September 30, 2003 were $98,567 compared to $155,262 for the same period of 2002.

Three Months Ended September 30, 2003 and September 30, 2002
------------------------------------------------------------

Revenues for the three months ending September 30, 2003 were $2,870 compared to $4,980 for the same period of 2002.

Net income for the three months ending September 30, 2003 was $1,244 compared to a net loss of $46,780 for the same period of 2002. General and Administrative expenses for the three months ending September 30, 2003 were $1,426 compared to $51,560 for the same period of 2002.

The main contributing factor in the difference between Net Income and General and Administrative expenses for the three months and nine months ending September 30, 2003 is that since July 1, 2003 the Company has reduced salaries to its officers/directors. The Company still expects to have Operating losses continue in the near future.

FUTURE OUTLOOK

PLAN OF OPERATIONS

The Company may consider any business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different product or service sector from that of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition there may be probable change in control of the Company and share reorganization and may involve significant changes made to the capitalization or stock ownership in the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to the safeguard of assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

The Company did not issue any securities during the three months ended September 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Quarter ended September 30, 2003

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

Datastand Technologies, Inc.

Date: November 20, 2003


By: /s/ Marc Cianfarani
    ----------------------------------
    Chief Executive Officer


By: /s/ Marc Cianfarani
    ----------------------------------
    Chief Financial Officer