Form 10KSB
period 2003-12-31
DATASTAND TECHNOLOGIES INC
filed 2004-02-25
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             Commission file number

                          DATASTAND TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           Nevada                               35-2065469
(State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)           Identification No.)

                           8333 Weston Road Suite 106
                           Woodbridge, Ontario L4L 8E2
           (Address of principal executive offices including zip code)

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

     As of December 31, 2003, the Registrant had outstanding 18,414,500 shares of Common Stock.

                               Table of Contents

Part I
------

Item 1  Business

Item 2  Properties

Item 3  Legal Proceedings

Item 4  Submission of Matters to a Vote of Security Holders


Part II
-------

Item 5  Market for Company's Common Equity and Related Stockholder Matters

Item 6 Management Discussion and Analysis of Financial Conditions and Results of Operations

Item 7   Financial Statements and Supplemental Data

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A Controls and Procedures

Part III
--------

Item 9  Directors and Executive Officers of the Registrant

Item 10 Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12 Certain Relationships and Related Transactions

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14 Principal Accountant Fees and Services

Part I
------

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

Item 1. Business

Datastand is a technology company that developed Internet software and distributes financial data.

Datastand's Financial Database contains fundamental corporate data on almost 3000 companies quoted on the OTC-BB and is provided in 28 fields of data. Datastand can license the database content to customers in a variety of formats. Key elements of our strategy include:

o INCREASE CLIENT BASE. We intend to expand our sales force to target businesses in industries that require robust online market analysis tools and financial information on their web sites.

o INCREASE NUMBER OF PRODUCTS AVAILABLE. We intend to expand our product offerings to include other equity markets in North America and Europe. This will allow us to better serve the online financial information needs of our clients and their users.

o USING TECHNOLOGY TO LEVERAGE OUR GROWTH. We intend to develop and market innovative products and services to attract and retain clients.

o PURSUE STRATEGIC ALLIANCES OR ACQUISITIONS. We intend to seek strategic alliances which would complement our products or services or to give us access to new markets.

PRODUCTS AND SERVICES

The company provides customer-oriented information research and document delivery services providing businesses with up-to-date, focused information to meet their business needs. Datastand Technologies provides timely information crucial to managing business success.

SALES & MARKETING

Business Model
--------------
We can also license certain content and tools to third parties to generate licensing revenues.

LICENSING

We can license our database and certain tools to third parties for redistribution. We can provide our customers with customized database of our proprietary company information.

COMPETITION

Our ability to compete depends on many factors, including:

o the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;
o the cost of our services compared to our competitors;
o the ease of use of services developed either by us or our competitors;
o the usefulness of our tools;
o the attractiveness of the demographic characteristics of our audience; and
o the effectiveness of our sales and marketing efforts.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.
We have incurred a net loss for each fiscal year since our inception, including a net loss of $83,117 for the year ended December 31, 2003. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.
Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control such as:

o seasonal trends relating to usage of our services

In addition, our operating expenses are based on our expectations of our future revenues, some of which are relatively fixed in the short term. We may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results and financial condition.

FUTURE SUCCESS DEPENDENT ON OUR MANAGERIAL OPERATIONAL AND FINANCIAL RESOURCES Our future success will depend on our ability to expand, train and manage our workforce, in particular our sales and marketing staff. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.
If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

o disruptions in service;
o slower response times;
o reduced customer satisfaction;
o delays in the introduction of new products and services; or
o vulnerability to attacks (including denial of service attacks) by third parties;

any of which could impair our reputation and materially adversely affect our business, operating results and financial condition. Our ability to provide high- quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs, upgrades and hosting facility connectivity failures. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We plan to develop a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

WE HAVE NO INSURANCE TO PROTECT US FROM LEGAL CLAIMS
We may be subject to claims for defamation, negligence, or copyright or trademark infringement based on the information we can license to third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from U.S. laws.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.
Our future success will depend, in substantial part, on the continued service of our senior management. Management has not entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial, accounting and managerial personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future.

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.
The trading price of our stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; and news reports relating to trends in our markets. In addition, the stock markets in general, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.
The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a materially adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. We cannot assure you that violation of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

Item 2. Properties

The Company presently leases office space at 8333 Weston Road, Suite 106, Woodbridge, Ontario Canada, L4L-8E2. The lease is on a month to month term and the rental payment is $107 per month payable in Canadian dollars.

Item 3. Legal Proceedings

There are no present or pending legal proceedings against the Company, to which the Company is a party or in which any of the Company's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Part II
-------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DATT". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.

                                          Low            High
                                          ---            ----

1-st Quarter 2003                        $0.03           0.03

2-nd Quarter 2003                        $0.015          0.03

3-rd Quarter 2003                        $0.03           0.03

4-th Quarter 2003                        $0.02          $0.03

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2003 the Common Stock was held of record by approximate 186 persons and entities including significant amounts of stock held in "street name".

Because our common stock falls under the definition of "penny stock", trading in our common stock is expected to be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock.

"Penny stocks" are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange; included for quotation on the Nasdaq system; or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide their customers with a series of disclosures and documents, including:

- a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
- all compensation received by the broker-dealer in connection with the transaction;
-    current quotation prices and other relevant market data; and
- monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Preferred Stock.

Shares of preferred stock may be issued by the Company from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with the Company acting in accordance with its corporate charter, articles and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

Dividends.

We do not intend to pay dividends on our capital stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Datastand Technologies, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2004.

GENERAL

Datastand is a data provider. The company provides customer-oriented information research and document delivery services providing businesses with up-to-date, focused information to meet their business needs. Datastand Technologies provides timely information crucial to managing business success.

Datastand's first database is a proprietary Financial Database.

Datastand's Financial Database contains fundamental corporate data on almost 3000 companies quoted on the OTC-BB.

RESULTS OF OPERATIONS

Revenue for the year ending December 31, 2003 was $17,870 compared to a similar total of $16,980 for the same period in 2002.

Operating expenses for the year ended December 31, 2003 were $100,987 compared to $203,323 for the same period in 2002. The decrease is attributable to the suspension of Directors' salaries for the last two quarters in 2003. The Company expects to have Operating losses continue in the near future.

As of December 31, 2003, the Company had a cash balance of $3,788.

Net cash provided by operating activities was $4,282 for the year ended December 31, 2003.

There was no net cash provided by or (used in) investing activities during the year ended December 31, 2003.

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

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Datastand Technologies, Inc.


We have audited the consolidated balance sheet of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2003 and the period from inception (April 23, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2003 and the period from inception (April 23, 1999) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
February 17, 2004

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                               ASSETS

CURRENT ASSETS
  Cash                                                 $     3,788
                                                       -----------

PROPERTY AND EQUIPMENT, NET                                    446
                                                       -----------

                                                       $     4,234
                                                       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $     1,459
                                                       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding               --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,500 shares
   issued and outstanding                                   18,415
  Additional paid in capital                             1,034,389
  (Deficit) accumulated during the development stage    (1,034,934)
                                                       -----------
  Accumulated other comprehensive income:
    Currency translation adjustment                        (15,095)
                                                       -----------
                                                             2,775
                                                       -----------

                                                       $     4,234
                                                       ===========


      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2003


                                                                                  Inception to
                                                  December 31,    December 31,    December 31,
                                                      2002            2003            2003
                                                  ------------    ------------    ------------
REVENUE
   Net sales                                      $     16,980    $     17,870    $     68,455
                                                  ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
   General and administrative                          202,323         100,187         849,615
   Non cash stock compensation                              --              --         234,000
   Depreciation and amortization                           800             800           4,135
                                                  ------------    ------------    ------------
                                                       203,123         100,987       1,087,750
                                                  ------------    ------------    ------------

OPERATING (LOSS)                                      (186,143)        (83,117)     (1,019,295)
                                                  ------------    ------------    ------------

OTHER EXPENSES
   Interest expense                                         --              --          15,639
                                                  ------------    ------------    ------------
                                                            --              --          15,639
                                                  ------------    ------------    ------------

NET (LOSS)                                            (186,143)        (83,117)     (1,034,934)

Other comprehensive income:
  Foreign currency translation adjustment               (2,455)         (1,374)        (15,095)
                                                  ------------    ------------    ------------

COMPREHENSIVE (LOSS)                              $   (188,598)   $    (84,491)   $ (1,050,029)
                                                  ============    ============    ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          18,381,540      18,414,500      17,831,682
                                                  ============    ============    ============

(Loss) per share                                  $      (0.01)   $      (0.00)   $      (0.06)
                                                  ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2003


                                                                                       (Deficit)
                                                                                      Accumulated
                                                  Common Stock           Additional   During the     Currency
                                                  ------------            Paid in     Development   Translation
                                                   Shares      Amount     Capital       Stage       Adjustment      Total
                                                 ----------   --------  -----------   -----------   -----------   -----------
Shares issued at inception for cash              15,335,640   $    100  $        --   $        --   $        --   $       100

Cash capital contributions by shareholders               --         --        2,500            --            --         2,500
Non cash capital contributions by shareholders           --         --        3,774            --            --         3,774
Reclassification of paid in capital                      --      6,274       (6,274)           --            --            --
Acquisition of the net assets of MAS
  Acquisition Corp. VII                           1,703,860         39           --            --            --            39
Currency translation adjustment                          --         --           --            --           (44)          (44)
Net (loss) for the period                                --         --           --      (130,932)           --      (130,932)
                                                -----------   --------  -----------   -----------   -----------   -----------
Balance December 31, 1999                        17,039,500      6,413           --      (130,932)          (44)     (124,563)

Cancellation of shares                             (460,000)        --           --            --            --            --
Capital contribution of note payable                     --         --       90,300            --            --        90,300
Issuance of shares in settlement of
  note payable                                      125,000        125      136,005            --            --       136,130
Issuance of shares for services                      10,000         10        9,990            --            --        10,000
Reclassification of paid in capital                      --     10,167      (10,167)           --            --            --
Currency translation adjustment                          --         --           --            --        (8,523)       (8,523)
Net (loss) for the year                                  --         --           --      (221,866)           --      (221,866)
                                                -----------   --------  -----------   -----------   -----------   -----------
Balance December 31, 2000                        16,714,500     16,715      226,128      (352,798)       (8,567)     (118,522)

Currency translation adjustment                          --         --           --            --        (2,699)       (2,699)
Issuance of shares for services                   1,600,000      1,600      222,400            --            --       224,000
Net (loss) for the year                                  --         --           --      (412,876)           --      (412,876)
                                                -----------   --------  -----------   -----------   -----------   -----------
Balance December 31, 2001                        18,314,500     18,315      448,528      (765,674)      (11,266)     (310,097)

Issuance of shares for cash                         100,000        100       10,240            --            --        10,340
Currency translation adjustment                          --         --           --            --        (2,455)       (2,455)
Net (loss) for the year                                  --         --           --      (186,143)           --      (186,143)
                                                -----------   --------  -----------   -----------   -----------   -----------
Balance December 31, 2002                        18,414,500     18,415      458,768      (951,817)      (13,721)     (488,355)

Currency translation adjustment                          --         --           --            --        (1,374)       (1,374)
Contribution of amounts due to officers                  --         --      575,621            --            --       575,621
Net (loss) for the year                                  --         --           --       (83,117)           --       (83,117)
                                                -----------   --------  -----------   -----------   -----------   -----------
Balance December 31, 2003                        18,414,500   $ 18,415  $ 1,034,389   $(1,034,934)  $   (15,095)  $     2,775
                                                ===========   ========  ===========   ===========   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002 AND 2003
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2003

                                                                                                   Inception to
                                                                    December 31,    December 31,    December 31,
                                                                        2002            2003            2003
                                                                    -----------     -----------     -----------
Net (loss)                                                          $  (186,143)    $   (83,117)    $(1,034,934)
                                                                    -----------     -----------     -----------
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                                            800             800           4,135
   Operating expenses contributed to capital                                 --              --           1,158
   Consulting fees paid with long-term note payable                          --              --          90,300
   Common stock issued for services                                          --              --         234,000
   Interest expense paid with common shares                                  --              --          11,130
   Officer salaries contributed to capital                                   --          90,000          90,000
   Currency translation adjustment                                       (2,455)         (1,374)        (15,095)
Changes in assets and liabilities:
    Increase (decrease) in accrued expenses - officers                  174,407              --         478,342
    Increase (decrease) in accounts payable and accrued expenses             --          (2,027)          1,459
                                                                    -----------     -----------     -----------
       Total adjustments                                                172,752          87,399         895,429
                                                                    -----------     -----------     -----------
  Net cash (used in) operating activities                               (13,391)          4,282        (139,505)
                                                                    -----------     -----------     -----------

Cash flows from investing activities:
  Acquisition of property and equipment                                      --            (524)         (1,926)
                                                                    -----------     -----------     -----------
  Net cash (used in) investing activities                                    --            (524)         (1,926)
                                                                    -----------     -----------     -----------

Cash flows from financing activities:
  Proceeds from loans payable                                                --              --         130,000
  Bank overdraft                                                          1,014          (1,014)             --
  Repayment of loans payable                                                 --              --          (5,000)
  Proceeds from loans payable - officers                                     --             990          10,712
  Repayment of loans payable - officers                                      --              --          (3,433)
  Capital contributions                                                      --              --           2,500
  Common stock issued for cash                                           10,340              --          10,440
                                                                    -----------     -----------     -----------
  Net cash provided by financing activities                              11,354             (24)        145,219
                                                                    -----------     -----------     -----------

Increase (decrease) in cash                                              (2,037)          3,734           3,788

Cash -  beginning of period                                               2,091              54              --
                                                                    -----------     -----------     -----------

Cash - end of period                                                $        54     $     3,788     $     3,788
                                                                    ===========     ===========     ===========

Supplemental cash flow information:
   Cash paid for interest                                           $        --     $        --     $        20
   Cash paid for income taxes                                       $        --     $        --     $        --


Non cash investing and financing activities:
   Furniture and equipment contributed to capital                   $        --     $        --     $     2,616
   Contribution of note payable to paid in capital                  $    90,300     $        --     $    90,300
   Contribution of accrued expenses to capital                      $        --     $   575,621     $   575,621
   Settlement of note payable and accrued interest with
     common stock                                                   $   136,130     $        --     $   136,130

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2003 aggregating $1,034,934. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

            Furniture and office equipment        $ 4,542
            Less: accumulated depreciation          4,096
                                                  -------
                                                  $   446
                                                  =======

Depreciation expense was $800, $800 and $4,046 for the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003.

NOTE 4 - STOCKHOLDERS' (DEFICIT)

At inception the Company issued 15,335,640 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

The shareholders of the Company contributed the following to the capital of the Company during the year ended December 31, 1999.

            Furniture and office equipment        $ 2,616
            Payment of operating expenses           1,158
            Cash                                    2,500
                                                  -------
                                                  $ 6,274
                                                  =======

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

During December 2003 officers of the Company contributed an aggregate of $575,621 in unpaid salaries and other amounts due to them to the Capital of the Company.

NOTE 5 - INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $467,000, which expire through 2022. The deferred tax asset of approximately $159,000 related to this carryforward has been fully reserved. The difference between the net operating loss and the accumulated deficit of approximately $568,000 relates to accrued salaries due to officers, which was contributed to the Company's capital.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate           34 %
         Effect of operating losses           (34)%
                                              ---
                                                - %
                                              ===
NOTE 6 - COMMITMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 ($90,300 net of imputed interest see Note 4) due on August 10, 2001. The note was contributed to the capital of the Company during 2000. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events, which events have not occurred to date.

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure

None.

Item 8A.   Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relatinoship of possible controls and procedures.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of December 31, 2003.

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant



 The following persons are the Directors and Executive Officers:

Name             Age              Position(s)
-------------    ---    -----------------------------------

Nick Montesano    35    Chairman of the Board, CEO and CFO


NICK MONTESANO

Nick Montesano is one of the founders of Datastand Technologies, Inc. and has been serving as both Chief Executive Officer and Chief Financial Officer since December 11, 2003. Prior to December 11, 2003, Mr. Montesano served as Chief Operating Officer and Director from April 1999. Nick is responsible for Datastand's business strategy and development. He will look to create strategic relationships in the online finance sector and has played a key role in the development of Datastand's B2B database licensing products. Nick was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. At CMN, Nick was responsible for business development including sales and marketing. He was successful in assembling a sales team and implementing a marketing strategy which made CMN a leader in its field.

Item 10.   Executive Compensation

The Company has suspended the payment of salaries to its officers. It may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003 the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company (iii) by the Company's chief executive officer and (iv) by all executive officers and directors of the Company as a group.

Nick Montesano
Chief Executive Officer
And Chief Financial Officer           536,030        2.91%

Marc Cianfarani                     1,639,970        8.91%

Berto Napoleone                     1,540,000        8.36%


Director and Officer (1 person)       536,030        2.91%


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 13:   Exhibits and Reports on 8-K

     (a) The following exhibits are incorporated as part of this 10KSB annual report:

     3.1 Company's Articles of Incorporation, previously filed in the Company's Form SB2 filed on May 2, 2000, and incorporated herein by reference.

     3.2 Company's By-Laws, previously filed in the Company's Form SB2 filed on May 2, 2000 and incorporated herein by reference.

     3.3 Company's Articles of Merger, previously filed in the Company's Form SB2 filed on May 2, 2000, and incorporated herein by reference.

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32.1 Section 1350 Certification.


      (b)   Reports on Form 8-K.

     On December 11, 2003, the Company file an 8-K with the Securities and Exchange Commission confirming the resignation of Marc Cianfarani (CEO and CFO) and Berto Napoleone (Executive Vice President). Marc Cianfarani resigned as he has other commitments which he was required to fulfil outside of the Company and Berto Napoleone resigned for personal reasons unrelated to the Company.:

     Nick Montesano was appointed the interim Chief Executive Officer and Chief Financial Officer of the Company effective December 11, 2003 and commenced a search to find a new replacement.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2003 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $6,000 and $8,350, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $0 and $1,000, respectively.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies, Inc

Date: February 23, 2004

                                  By: /s/  Nick Montesano
                                  ---------------------------
                                  Chief Executive Officer and
                                  Chief Financial Officer