Form 10QSB
period 2004-03-31
DATASTAND TECHNOLOGIES INC
filed 2004-05-21
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended - March 31, 2004

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


             8333 Weston Road Suite 106 Woodbridge, Ontario L4L 8E2
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (416) 626-5346
                                                           --------------

           Securities registered under Section 12(b) of the Act: None
                                                                 ----

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of May 14, 2004, the Registrant has outstanding 18,414,600 shares of Common Stock.

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                                 March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements Page

         Balance Sheet at March 31, 2004                               3

         Statements of Operations for the three months ended
         March 31, 2004 and 2003 and the period from inception
         (April 23, 1999) to March 31, 2004                            4

         Statements of Cash Flows for the three months ended
         March 31, 2004 and 2003 and the period from inception
         (April 23, 1999) to March 31, 2004                            5

         Notes to Unaudited Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                  8


ITEM 3.  CONTROLS AND PROCEDURES                                       9


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURES                                                             10

                   DATASTAND TECHNOLOGIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2004
                           (UNAUDITED)

                              ASSETS

CURRENT ASSETS
   Cash                                                             $     3,025
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                                 246
                                                                    -----------

                                                                    $     3,271
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $     1,459
                                                                    -----------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                            --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                                18,415
  Paid in capital                                                     1,037,389
  (Deficit) accumulated during the development stage                 (1,038,893)
  Accumulated other comprehensive income:
    Currency translation adjustment                                     (15,099)
                                                                    -----------
      Total stockholders' equity                                          1,812
                                                                    -----------

                                                                    $     3,271
                                                                    ===========

       See the accompanying notes to the consolidated financial statements.

                    DATASTAND TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
    THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2004
                            (UNAUDITED)

                                                                                 Inception to
                                                                                   March 31,
                                                      2004            2003            2004
                                                  ------------    ------------    ------------
REVENUE
   Net sales                                      $      3,000    $      1,500    $     71,455
                                                  ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
   General and administrative                            6,759          46,743         856,374
   Non cash stock compensation                              --              --         234,000
   Depreciation and amortization                           200             200           4,335
                                                  ------------    ------------    ------------
                                                         6,959          46,943       1,094,709
                                                  ------------    ------------    ------------
OTHER EXPENSES (INCOME)
   Interest expense                                         --              --          15,639
                                                  ------------    ------------    ------------

NET (LOSS)                                              (3,959)        (45,443)     (1,038,893)

Other comprehensive income:
  Foreign currency translation adjustment                   (4)            (94)        (15,099)
                                                  ------------    ------------    ------------

COMPREHENSIVE (LOSS)                              $     (3,963)   $    (45,537)   $ (1,053,992)
                                                  ============    ============    ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          18,414,600      18,414,600      17,861,217
                                                  ============    ============    ============

(Loss) per share                                  $      (0.00)   $      (0.00)   $      (0.06)
                                                  ============    ============    ============


See the accompanying notes to the consolidated financial statements.

                     DATASTAND TECHNOLOGIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
     THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2004
                             (UNAUDITED)

                                                                      Inception to
                                                                        March 31,
                                                 2004         2003        2004
                                              ---------    ---------    ---------
Cash flow from operations:
  Net cash (used in) operating activities     $  (2,263)   $    (337)   $(141,768)
                                              ---------    ---------    ---------

Cash flows from investing activities:
  Net cash (used in) investing activities            --           --       (1,926)
                                              ---------    ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities       1,500          623      146,719
                                              ---------    ---------    ---------

Increase (decrease) in cash                        (763)         286        3,025

Cash -  beginning of period                       3,788           54           --
                                              ---------    ---------    ---------

Cash - end of period                          $   3,025    $     340    $   3,025
                                              =========    =========    =========


 See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2003 and the two years then ended and the period from inception to December 31, 2003, including notes thereto.

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to March 31, 2004 aggregating $1,038,893. In addition, the Company has no significant revenue producing operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and March 31, 2003
----------------------------------------------------

Revenues for the three months ending March 31, 2004 were $3,000 compared to $1,500 for the same period of 2003.

Net loss for the same period was $3,959 compared to $45,443 for the same period of 2003. General and Administrative expenses for the three months ending March 31, 2004 were $6,759 compared to $46,743 for the same period of 2003.

The main contributing factor in the difference between Net Income and General and Administrative expenses for the three months ending March 31, 2004 compared to the same period in 2003 is that since July 1, 2003 the Company is no longer paying salaries to its officers/directors. The Company still expects to have Operating losses continue in the near future.

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

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2003.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits


                  31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Nick Montesano, CEO and CFO

                  32.1 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act Of 2002, Nick Montesano, CEO and CFO.


         b) During the three months covered by this report, the company filed no reports on form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies Inc.

Date: May 20, 2004


By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer


By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer