Form 10QSB
period 2004-06-30
DATASTAND TECHNOLOGIES INC
filed 2004-08-20
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended - June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of August 19, 2004, the Registrant has outstanding 18,414,600 shares of Common Stock.

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                                 June 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements Page

         Balance Sheet at June 30, 2004                                        3

         Statements of Operations for the three months and
         six months ended June 30, 2003 and 2004 and the period
         from inception (April 23, 1999) to June 30, 2004                      4

         Statements of Cash Flows for the three months and
         six months ended June 30, 2003 and 2004 and the period
         from inception (April 23, 1999) to June 30, 2004                      5

         Notes to Unaudited Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                          7


ITEM 3.  CONTROLS AND PROCEDURES                                               8


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES                                                                    10

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                       ASSETS

CURRENT ASSETS
  Cash                                                        $     2,642
                                                              -----------

PROPERTY AND EQUIPMENT, NET                                            46
                                                              -----------

                                                              $     2,688
                                                              ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $     2,459
                                                              -----------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                      --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                          18,415
  Paid in capital                                               1,038,889
  (Deficit) accumulated during the development stage           (1,041,969)
  Accumulated other comprehensive income:
    Currency translation adjustment                               (15,106)
                                                              -----------
      Total stockholders' equity                                      229
                                                              -----------

                                                              $     2,688
                                                              ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004 AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2004
                                   (UNAUDITED)


                                                       Three Months                        Six Months                 Inception to
                                              ------------------------------      ------------------------------        June 30,
                                                  2003              2004             2003               2004              2004
                                              ------------      ------------      ------------      ------------      ------------
REVENUE
   Net sales                                  $      6,000      $      6,000      $      7,500      $      9,000      $     77,455
                                              ------------      ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES
   General and administrative                       50,398             8,876            97,141            15,635           865,250
   Non cash stock compensation                          --                --                --                --           234,000
   Depreciation and amortization                       200               200               400               400             4,535
                                              ------------      ------------      ------------      ------------      ------------
                                                    50,598             9,076            97,541            16,035         1,103,785
                                              ------------      ------------      ------------      ------------      ------------
OTHER EXPENSES (INCOME)
   Interest expense                                     --                --                --                --            15,639
                                              ------------      ------------      ------------      ------------      ------------

NET (LOSS)                                         (44,598)           (3,076)          (90,041)           (7,035)       (1,041,969)
                                              ------------      ------------      ------------      ------------      ------------

Other comprehensive income:
  Foreign currency translation adjustment           (2,135)               (7)           (2,229)              (11)          (15,106)
                                              ------------      ------------      ------------      ------------      ------------

COMPREHENSIVE (LOSS)                          $    (46,733)     $     (3,083)     $    (92,270)     $     (7,046)     $ (1,057,075)
                                              ============      ============      ============      ============      ============

PER SHARE INFORMATION
  (basic and fully diluted)

Weighted average
  common shares outstanding                     18,414,600        18,414,600        18,414,600        18,414,600        17,887,625
                                              ============      ============      ============      ============      ============

(Loss) per share                              $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.06)
                                              ============      ============      ============      ============      ============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004 AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                                         Inception to
                                                                           June 30,
                                                  2003         2004          2004
                                                -------      -------     ------------
Cash flow from operations:
  Net cash (used in) operating activities       $(1,870)     $(2,646)     $(142,151)
                                                -------      -------      ---------

Cash flows from investing activities:
  Net cash (used in) investing activities            --           --         (1,926)
                                                -------      -------      ---------

Cash flows from financing activities:
  Net cash provided by financing activities       1,816        1,500        146,719
                                                -------      -------      ---------

Increase (decrease) in cash                         (54)      (1,146)         2,642

Cash -  beginning of period                          54        3,788             --
                                                -------      -------      ---------

Cash - end of period                            $    --      $ 2,642      $   2,642
                                                =======      =======      =========

      See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to June 30, 2004 aggregating $1,041,969. In addition, the Company has no significant revenue producing operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 and June 30, 2003
------------------------------------------------

Revenues for the six months ending June 30, 2004 were $9,000 compared to $7,500 for the same period of 2003.

Net loss for the six months ended June 30, 2004 was $7,035 compared to $90,041 for the same period of 2003. General and Administrative expenses for the six months ending June 30, 2004 were $15,635 compared to $97,141 for the same period of 2003.

Three Months Ended June 30, 2004 and June 30, 2003
--------------------------------------------------

Revenues for the three months ended June 30, 2004 and 2003 were $6,000 during each period.

Net loss for the three months ending June 30, 2004 was $3,076 compared to $44,598 for the same period of 2003. General and Administrative expenses for the three months ending June 30, 2004 were $8,876 compared to $50,398 for the same period of 2003.

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

The main contributing factor in the difference between Net Income and General and Administrative expenses for the three months and six months ending June 30, 2004 compared to the same period in 2003 is that since July 1, 2003 the Company is no longer accruing salaries to its officers because of significantly reduced operations. An officer is currently contributing services with a fair market value of $500 per month to the capital of the Company to maintain operations. The Company still expects to have operating losses continue in the near future.

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

We evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief operating officer, as of the end of the current quarter. Based upon that evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic securities exchange commission filings. No significant changes were made to our internal controls or other factors that could significant effect these controls subsequent to the date of their evaluation.

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

Date: August 19, 2004


By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer


By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer