Form 10QSB
period 2004-09-30
DATASTAND TECHNOLOGIES INC
filed 2004-11-08
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the period ended - September 30, 2004

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

           Securities registered under Section 12(b) of the Act: None
           ----------------------------------------------------------
              Securities registered under Section 12(g) of the Act:

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

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                               September 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Financial Statements Page

           Balance Sheet at September 30, 2004                            3

           Statements of Operations for the three months and nine
           months ended September 30, 2004 and 2003 and the
           period from inception (April 23, 1999) to September
           30, 2004                                                       4

           Statements of Cash Flows for the three months and nine
           months ended September 30, 2004 and 2003 and the
           period from inception (April 23, 1999) to September
           30, 2004                                                       5

           Notes to Unaudited Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7

ITEM 3.  CONTROLS AND PROCEDURES                                          8

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 9

SIGNATURES                                                               10

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                        $     3,401
                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued expenses - officers                                 $     2,459
                                                              -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                      --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 18,414,600 shares
   issued and outstanding                                          18,415
  Paid in capital                                               1,040,389
  (Deficit) accumulated during the development stage           (1,042,756)
  Accumulated other comprehensive income:
    Currency translation adjustment                               (15,106)
                                                              -----------
      Total stockholders' (deficit)                                   942
                                                              -----------

                                                              $     3,401
                                                              ===========


      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003; AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                         Three Months                      Nine Months                Inception to
                                                 ----------------------------     ------------------------------      September 30,
                                                     2004            2003             2004              2003              2004
                                                 ------------    ------------     ------------      ------------      ------------

REVENUE
   Net sales                                     $      4,240    $      2,870     $     13,240      $     10,370      $     81,695
                                                 ------------    ------------     ------------      ------------      ------------

OPERATING COSTS AND EXPENSES
   General and administrative                           4,981           1,426           20,616            98,567           870,231
   Non cash stock compensation                             --              --               --                --           234,000
   Depreciation and amortization                           46             200              446               600             4,581
                                                 ------------    ------------     ------------      ------------      ------------
                                                        5,027           1,626           21,062            99,167         1,108,812
                                                 ------------    ------------     ------------      ------------      ------------
OTHER EXPENSES
   Interest expense                                        --              --               --                --            15,639
                                                 ------------    ------------     ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                        (787)          1,244           (7,822)          (88,797)       (1,042,756)

INCOME TAXES                                               --              --               --                --                --
                                                 ------------    ------------     ------------      ------------      ------------

NET INCOME (LOSS)                                        (787)          1,244           (7,822)          (88,797)       (1,042,756)

Other comprehensive income:
  Foreign currency translation adjustment                  --             613              (11)           (1,616)          (15,106)
                                                 ------------    ------------     ------------      ------------      ------------

COMPREHENSIVE INCOME (LOSS)                      $       (787)   $      1,857     $     (7,833)     $    (90,413)     $ (1,057,862)
                                                 ============    ============     ============      ============      ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding         18,414,600      18,314,600       18,414,600        18,314,600        17,912,135
                                                 ============    ============     ============      ============      ============

INCOME (Loss) per share                          $      (0.00)   $       0.00     $      (0.00)     $      (0.00)     $      (0.06)
                                                 ============    ============     ============      ============      ============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003; AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                      Inception to
                                                                                      September 30,
                                                             2004           2003           2004
                                                          ---------      ---------      ---------
Cash flows from operations:
  Net cash provided by (used in) operating activities     $  (9,030)     $     187      $(140,416)
                                                          ---------      ---------      ---------

Cash flows from investing activities:
  Net cash (used in) investing activities                        --             --         (1,402)
                                                          ---------      ---------      ---------

Cash flows from financing activities:
  Net cash provided by (used in) financing activities        10,340            (24)       145,219
                                                          ---------      ---------      ---------

Increase in cash                                              1,310            163          3,401

Cash -  beginning of period                                   2,091             54             --
                                                          ---------      ---------      ---------

Cash - end of period                                      $   3,401      $     217      $   3,401
                                                          =========      =========      =========

      See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2004 aggregating $1,042,756. In addition, the Company has no significant revenue producing operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 and September 30, 2003
-----------------------------------------------------------
Revenues for the nine months ending September 30, 2004 were $13,240 compared to $10,370 for the same period of 2003.

Net loss for the nine months ended September 30, 2004 was $7,822 compared to $88,797 for the same period of 2003. General and Administrative expenses for the nine months ending September 30, 2004 were $20,616 compared to $98,567 for the same period of 2003.


Three Months Ended September 30, 2004 and September 30, 2003
------------------------------------------------------------
Revenues for the three months ended September 30, 2004 were $4240 compared to $2870 for the same period of 2003.

Net loss for the three months ending September 30, 2004 was $787 compared to a net income of $1,244 for the same period of 2003. General and Administrative expenses for the three months ending September 30, 2004 were $4,981 compared to $1,426 for the same period of 2003.

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

The main contributing factor in the difference between Net Income and General and Administrative expenses for the three months and nine months ending September 30, 2004 compared to the same period in 2003 is that since July 1, 2003 the Company is no longer accruing salaries to its officers because of significantly reduced operations. An officer is currently contributing services with a fair market value of $500 per month to the capital of the Company to maintain operations. The Company still expects to have operating losses continue in the near future.

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

Datastand Technologies Inc.

Date: November 8, 2004

By: /s/ Nick Montesano
-----------------------
Nick Montesano
Chief Executive Officer

By: /s/ Nick Montesano
-----------------------
Nick Montesano
Chief Financial Officer