Form 10KSB
period 2004-12-31
DATASTAND TECHNOLOGIES INC
filed 2005-04-08
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       or
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     As of December 31, 2004, the Registrant had outstanding 6,138,126 shares of Common Stock.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.
We have incurred a net loss for each fiscal year since our inception, including a net loss of $10,336 for the year ended December 31, 2004. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Part II
-------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DATT". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.

                                          Low            High
                                          ---            ----

1-st Quarter 2004                        $0.06           0.15

2-nd Quarter 2004                        $0.15           0.30

3-rd Quarter 2004                        $0.05           0.18

4-th Quarter 2004                        $0.10          $0.40

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2004 the Common Stock was held of record by approximate 177 persons and entities including significant amounts of stock held in "street name".

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide their customers with a series of disclosures and documents, including:

- - a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;
- - all compensation received by the broker-dealer in connection with the transaction;
- -    current quotation prices and other relevant market data; and
- - monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

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

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2004 was $19,240 compared to a similar total of $17,870 in 2003.

Operating expenses for the year ended December 31, 2004 were $29,078 compared to $100,987 in 2003. The decrease is primarily attributable to the suspension of Directors' salaries since July 2003. The Company expects to have Operating losses continue in the near future.

As of December 31, 2004, the Company had a zero cash balance.

Net cash used in operating activities was $5,302 for the year ended December 31, 2004.

Net cash used in investing activities was $1,050 for the year ended December 31, 2004.

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

"Since the company has no liquid assets and management believes that it will not generate cash from operations that there may not be sufficient cash for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. Management believes it will need approximately $17,000 to operate in 2005, therefore, if the company's revenues for 2005 are below its 2004 and 2003 levels, there will be a shortfall in cash to operate its business. Currently the company has a $2500 credit line with its bank, CIBC. If cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms."

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT REGISTERED

To the Board of Directors and Shareholders
Datastand Technologies, Inc.

We have audited the consolidated balance sheet of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, and the period from inception (April 23, 1999) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from inception (April 23, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 the Company has been in the development stage since inception. In addition, the Company has incurred significant losses since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
April 5, 2005

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                ASSETS

CURRENT ASSETS
  Total current assets                                      $        --
                                                            -----------

PROPERTY AND EQUIPMENT, NET                                         998
                                                            -----------

                                                            $       998
                                                            ===========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                            $     1,064
  Accounts payable and accrued expenses                           2,450
                                                            -----------
  Total current liabilities                                       3,514
                                                            -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                    --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 6,138,126 shares
   issued and outstanding                                         6,138
  Additional paid in capital                                  1,052,666
  (Deficit) accumulated during the development stage         (1,045,270)
  Accumulated other comprehensive income (loss):
    Currency translation adjustment                             (16,050)
                                                            -----------
                                                                 (2,516)
                                                            -----------

                                                            $       998
                                                            ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2004

                                                                                     Inception to
                                                    December 31,     December 31,     December 31,
                                                       2004              2003             2004
                                                    -----------      -----------      -----------
REVENUE
   Net sales                                        $    19,240      $    17,870      $    87,695
                                                    -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
   General and administrative                            29,078          100,187          878,693
   Non cash stock compensation                               --               --          234,000
   Depreciation and amortization                            498              800            4,633
                                                    -----------      -----------      -----------
                                                         29,576          100,987        1,117,326
                                                    -----------      -----------      -----------

OPERATING (LOSS)                                        (10,336)         (83,117)      (1,029,631)
                                                    -----------      -----------      -----------

OTHER EXPENSES
   Interest expense                                          --               --           15,639
                                                    -----------      -----------      -----------
                                                             --               --           15,639
                                                    -----------      -----------      -----------

NET (LOSS)                                              (10,336)         (83,117)      (1,045,270)

Other comprehensive income:
  Foreign currency translation adjustment                  (955)          (1,374)         (16,050)
                                                    -----------      -----------      -----------

COMPREHENSIVE (LOSS)                                $   (11,291)     $   (84,491)     $(1,061,320)
                                                    ===========      ===========      ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            6,138,126        6,138,126        5,978,156
                                                    ===========      ===========      ===========

(Loss) per share                                    $     (0.00)     $     (0.01)     $     (0.17)
                                                    ===========      ===========      ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2004

                                                                                      (Deficit)
                                                                                     Accumulated
                                           Common Stock             Additional       During the        Currency
                                    --------------------------       Paid in         Development      Translation
                                     Shares          Amount          Capital           Stage           Adjustment         Total
                                    ---------      -----------      -----------      -----------      -----------      -----------

Shares issued at
  inception for cash                5,111,880      $       100      $        --      $        --      $        --      $       100

Cash capital contributions
  by shareholders                          --               --            2,500               --               --            2,500
Non cash capital contributions
  by shareholders                          --               --            3,774               --               --            3,774
Reclassification of
  paid in capital                          --            5,541           (5,541)              --               --               --
Acquisition of the net assets of
  MAS Acquisition Corp. VII           567,912               39               --               --               --               39
Currency translation adjustment            --               --               --               --              (44)             (44)
Net (loss) for the period                  --               --               --         (130,932)              --         (130,932)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 1999           5,679,792            5,680              733         (130,932)             (44)        (124,563)

Cancellation of shares               (153,333)            (153)             153               --               --               --
Capital contribution of
  note payable                             --               --           90,300               --               --           90,300
Issuance of shares in settlement
  of note payable                      41,667               42          136,088               --               --          136,130
Issuance of shares for services         3,333                3            9,997               --               --           10,000
Currency translation adjustment            --               --               --               --           (8,523)          (8,523)
Net (loss) for the year                    --               --               --         (221,866)              --         (221,866)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 2000           5,571,459            5,572          237,271         (352,798)          (8,567)        (118,522)

Currency translation adjustment            --               --               --               --           (2,699)          (2,699)
Issuance of shares for services       533,333              533          223,467               --               --          224,000
Net (loss) for the year                    --               --               --         (412,876)              --         (412,876)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 2001           6,104,792            6,105          460,738         (765,674)         (11,266)        (310,097)

Issuance of shares for cash            33,333               33           10,307               --               --           10,340
Currency translation adjustment            --               --               --               --           (2,455)          (2,455)
Net (loss) for the year                    --               --               --         (186,143)              --         (186,143)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 2002           6,138,126            6,138          471,045         (951,817)         (13,721)        (488,355)

Currency translation adjustment            --               --               --               --           (1,374)          (1,374)
Contribution of officers' salaries         --               --           90,000               --               --           90,000
Contribution of amounts
  due to officers                          --               --          485,621               --               --          485,621
Net (loss) for the year                    --               --               --          (83,117)              --          (83,117)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 2003           6,138,126            6,138        1,046,666       (1,034,934)         (15,095)           2,775

Currency translation adjustment            --               --               --               --             (955)            (955)
Contribution of officers' salaries         --               --            4,500               --               --            4,500
Cash contribution to capital               --               --            1,500               --               --            1,500
Net (loss) for the year                    --               --               --          (10,336)              --          (10,336)
                                    ---------      -----------      -----------      -----------      -----------      -----------
Balance December 31, 2004           6,138,126      $     6,138      $ 1,052,666      $(1,045,270)     $   (16,050)     $    (2,516)
                                    ---------      -----------      -----------      -----------      -----------      -----------

        See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2004

                                                                                                       Inception to
                                                                     December 31,     December 31,     December 31,
                                                                        2004              2003             2004
                                                                     -----------      -----------      -----------
Net (loss)                                                           $   (10,336)     $   (83,117)     $(1,045,270)
                                                                     -----------      -----------      -----------
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                             498              800            4,594
   Operating expenses contributed to capital                                  --               --            1,197
   Consulting fees paid with long-term note payable                           --               --           90,300
   Common stock issued for services                                           --               --          234,000
   Interest expense paid with common shares                                   --               --           11,130
   Officer salaries contributed to capital                                 4,500           90,000           94,500
   Currency translation adjustment                                          (955)          (1,374)         (16,050)
Changes in assets and liabilities:
    Increase in accrued expenses - officers                                   --               --          478,342
    Increase (decrease) in accounts payable and accrued expenses             991           (2,027)           2,450
                                                                     -----------      -----------      -----------
       Total adjustments                                                   5,034           87,399          900,463
                                                                     -----------      -----------      -----------
  Net cash provided by (used in) operating activities                     (5,302)           4,282         (144,807)
                                                                     -----------      -----------      -----------

Cash flows from investing activities:
  Acquisition of property and equipment                                   (1,050)            (524)          (2,976)
                                                                     -----------      -----------      -----------
  Net cash (used in) investing activities                                 (1,050)            (524)          (2,976)
                                                                     -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds from loans payable                                                 --               --          130,000
  Bank overdraft                                                           1,064           (1,014)           1,064
  Repayment of loans payable                                                  --               --           (5,000)
  Proceeds from loans payable - officers                                      --              990           10,712
  Repayment of loans payable - officers                                       --               --           (3,433)
  Capital contributions                                                    1,500               --            4,000
  Common stock issued for cash                                                --               --           10,440
                                                                     -----------      -----------      -----------
  Net cash provided by (used in) financing activities                      2,564              (24)         147,783
                                                                     -----------      -----------      -----------

Increase (decrease) in cash                                               (3,788)           3,734               --

Cash -  beginning of period                                                3,788               54               --
                                                                     -----------      -----------      -----------

Cash - end of period                                                 $        --      $     3,788      $        --
                                                                     -----------      -----------      -----------


Supplemental cash flow information:
   Cash paid for interest                                            $        --      $        --      $        20
                                                                     ===========      ===========      ===========
   Cash paid for income taxes                                        $        --      $        --      $        --
                                                                     ===========      ===========      ===========


Non cash investing and financing activities:
   Furniture and equipment contributed to capital                    $        --      $        --      $     2,616
                                                                     ===========      ===========      ===========
   Contribution of note payable to paid in capital                   $        --      $        --      $    90,300
                                                                     ===========      ===========      ===========
   Contribution of accrued expenses to capital                       $        --      $   485,621      $   485,621
                                                                     ===========      ===========      ===========
   Settlement of note payable and accrued interest with
     common stock                                                    $        --      $        --      $   136,130
                                                                     ===========      ===========      ===========


      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage. During 2001 the Company changed its name to Datastand Technologies, Inc. The Company intends to operate as a web-based provider of financial information.

During August 1999 the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 5,111,880 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 567,912 shares of common stock in exchange for the net assets of MAS.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2004 aggregating $1,045,270. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash (bank overdraft) and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Comprehensive Income

The Company follows Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

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

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Furniture and office equipment                       $5,592
     Less: accumulated depreciation                        4,594
                                                          ------
                                                          $  998
                                                          ======

Depreciation expense was $498, $800 and $4,594 for the years ended December 31, 2004 and 2003 and the period from inception to December 31, 2004.

NOTE 4 - STOCKHOLDERS' EQUITY

During November 2004 the Company effected a one for three reverse stock split and during February 2000 the Company affected a two for one forward stock split. All share and per share amounts have been restated to give effect to these splits.

At inception the Company issued 5,111,880 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

The shareholders of the Company contributed the following to the capital of the Company during the year ended December 31, 1999.

     Furniture and office equipment                       $2,616
     Payment of operating expenses                         1,158
     Cash                                                  2,500
                                                          ------
                                                          $6,274
                                                          ======

During the year ended December 31, 2000, the Company issued 3,333 shares of common stock in exchange for services valued at $10,000 which management believes is the fair value of the services provided.

During April 2000 153,333 of the shares of common stock issued pursuant to the recapitalization described in Note 1 were returned to the Company and cancelled.

During December 2001 the Company issued 533,333 shares of common stock for services pursuant to a Form S-8. These shares were valued at their fair market value on the date of issuance of $224,000.

During May 2002 the Company issued 33,333 shares of common stock for cash aggregating $10,340 pursuant to a private placement.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

During December 2003 officers of the Company contributed an aggregate of $575,621 in unpaid salaries and other amounts due to them to the Capital of the Company.

During 2004 certain officers contributed an aggregate of $4,500 in services and $1,500 in cash to the capital of the Company.

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

The Company currently has net operating loss carryforwards aggregating approximately $463,000, which expire through 2024. The deferred tax asset of approximately $160,000 related to this carryforward has been fully reserved. The difference between the net operating loss and the accumulated deficit of approximately $582,000 relates to accrued salaries due to officers, which was contributed to the Company's capital.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate                                34 %
         Effect of operating losses                                (34)%
                                                                   ---
                                                                    -- %
                                                                   ===

NOTE 6 - COMMITMENTS

The Company has agreed to pay MAS Financial Corp. ("MFC"), an entity previously related to MAS, a consulting fee consisting of cash aggregating $5,000 and a non-interest bearing note in the amount of $100,000 ($90,300 net of imputed interest) due on August 10, 2001. The note was contributed to the capital of the Company during 2000. In addition, the Company agreed to pay to MFC an additional $30,000 upon the occurrence of certain future specified events, which events have not occurred to date.

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

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of December 31, 2004.

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant

The following persons are the Directors and Executive Officers:

Name             Age              Position(s)
----             ---    -----------------------------------

Nick Montesano    36    Chairman of the Board, CEO and CFO

NICK MONTESANO

Nick Montesano is one of the founders of Datastand Technologies, Inc. and has been serving as both Chief Executive Officer and Chief Financial Officer since December 11, 2004. Prior to December 11, 2004, Mr. Montesano served as Chief Operating Officer and Director from April 1999. Nick is responsible for Datastand's business strategy and development. He will look to create strategic relationships in the online finance sector and has played a key role in the development of Datastand's B2B database licensing products. Nick was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. At CMN, Nick was responsible for business development including sales and marketing. He was successful in assembling a sales team and implementing a marketing strategy which made CMN a leader in its field.

Item 10.   Executive Compensation

The Company has suspended the payment of salaries to its officers. It may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004 the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company (iii) by the Company's chief executive officer and (iv) by all executive officers and directors of the Company as a group.

Nick Montesano
Chief Executive Officer
And Chief Financial Officer           192,676        3.2%

Director and Officer (1 person)       192,676        3.2%

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

     None

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2004 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $7,000 and $6000, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2004 and 2004 were $0 and $1,000, respectively.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies, Inc

Date: April 6, 2005

                                  By: /s/  Nick Montesano
                                  ---------------------------
                                  Chief Executive Officer and
                                  Chief Financial Officer