Form 10QSB
period 2005-03-31
DATASTAND TECHNOLOGIES INC
filed 2005-05-16
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - MARCH 31, 2005

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

             8333 WESTON ROAD SUITE 106 WOODBRIDGE, ONTARIO L4L 8E2
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (416) 626-5346

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

As of May 16, 2005, the Registrant has outstanding 6,138,126 shares of Common Stock.

                           DATASTAND TECHNOLOGIES INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                 MARCH 31, 2005

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial Statements

          Balance Sheet at March 31, 2005 (Unauditied)                        3

          Statements of Operations for the three months ended March 31, 2005 and 2004 and the period from inception
          (April 23, 1999) to March 31, 2005 (Unauditied)                     4

          Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and the period from inception
          (April 23, 1999) to March 31, 2005 (Unauditied)                     5

          Notes to Unaudited Financial Statements                             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.   CONTROLS AND PROCEDURES                                             8

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    8

SIGNATURES                                                                   10

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                          ASSETS

CURRENT ASSETS
     Cash                                                 $     4,432
                                                          -----------

PROPERTY AND EQUIPMENT, NET                                       946
                                                          -----------

                                                          $     5,378
                                                          ===========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                     $     1,950
     Loans payable-officer                                      6,680
                                                          -----------
     Total current liabilities                                  8,630
                                                          -----------

STOCKHOLDERS' (DEFICIT)
     Preferred stock, $.001 par value,
       20,000,000 shares authorized,
       none issued and outstanding                                 --
     Common stock, $.001 par value,
       80,000,000 shares authorized,
       6,138,126 shares issued and outstanding                  6,138
     Paid in capital                                        1,052,666
     (Deficit) accumulated during the development stage    (1,045,430)
     Accumulated other comprehensive income:
       Currency translation adjustment                        (16,626
                                                          -----------
         Total stockholders' (deficit)                         (3,252)
                                                          -----------

                                                          $     5,378
                                                          ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND
          THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                          INCEPTION TO
                                                                           MARCH 31,
                                                   2004         2005         2005
                                                 ----------  -----------  -------------
REVENUE
     Net sales                                   $   3,000   $    4,500   $     92,195
                                                 ----------  -----------  -------------

OPERATING COSTS AND EXPENSES
     General and administrative                      6,759        4,020        883,290
     Non cash stock compensation                        --           --        234,000
     Depreciation and amortization                     200           52          4,685
                                                 ----------  -----------  -------------
                                                     6,959        4,072      1,121,975
                                                 ----------  -----------  -------------
OTHER EXPENSES (INCOME)
     Interest expense                                   --           11         15,650
                                                 ----------  -----------  -------------

NET (LOSS)                                          (3,959)         417     (1,045,430)

Other comprehensive income:
     Foreign currency translation adjustment            (4)        (576)       (16,626)
                                                 ----------  -----------  -------------

COMPREHENSIVE (LOSS)                             $  (3,963)  $     (159)  $ (1,062,056)
                                                 ==========  ===========  =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding        6,138,126    6,138,126      5,984,824
                                                 ----------  -----------  -------------

(Loss) per share                                       --           --             --
                                                 ==========  ===========  =============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND
          THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                       INCEPTION TO
                                                                                                        MARCH 31,
                                                                                    2004       2005       2005
                                                                                   --------  ---------  -----------
Cash flow from operations:
 Net cash (used in) operating activities                                           $(2,263)  $ (2,248)  $ (147,055)
                                                                                   --------  ---------  -----------

Cash flows from investing activities:
 Net cash (used in) investing activities                                                --         --       (2,976)
                                                                                   --------  ---------  -----------

Cash flows from financing activities:
 Net cash provided by financing activities                                           1,500      6,680      154,463
                                                                                   --------  ---------  -----------

Increase (decrease) in cash                                                           (763)     4,432        4,432

Cash - beginning of period                                                           3,788         --           --
                                                                                   --------  ---------  -----------

Cash - end of period                                                               $ 3,025   $  4,432   $    4,432
                                                                                   ========  =========  ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2004 and the two years then ended and the period from inception to December 31, 2004, including notes thereto.

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to March 31, 2005 aggregating $1,045,430. In addition, the Company has no significant revenue producing operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and March 31, 2004

Revenues for the three months ending March 31, 2005 were $4,500 compared to $3,000 for the same period of 2004.

Net income for the three months ending March 31, 2005 were $417 compared to a Net loss of $3959 for same period of 2004. General and Administrative expenses for the three months ending March 31, 2005 were $4,020 compared to $6,759 for the same period of 2004.

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

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2004.

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

Datastand Technologies Inc.

Date: May 16, 2005

By: /s/ Nick Montesano
    -----------------------
    Chief Executive Officer

By: /s/ Nick Montesano
    -----------------------
    Chief Financial Officer