Form 10QSB
period 2005-06-30
DATASTAND TECHNOLOGIES INC
filed 2005-08-18
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended - June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of August 18, 2005, the Registrant has outstanding 6,138,126 shares of Common Stock.

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                                  June 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements Page

         Balance Sheet at June 30, 2005                                        3

         Statements of Operations for the three months and
         six months ended June 30, 2004 and 2005 and the period
         from inception (April 23, 1999) to June 30, 2005                      4

         Statements of Cash Flows for the six months ended
         June 30, 2004 and 2005 and the period from inception
         (April 23, 1999) to June 30, 2005                                     5

         Notes to Unaudited Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                          7

ITEM 3.  CONTROLS AND PROCEDURES                                               8

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES                                                                    10

                     DATASTAND TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2005
                              (UNAUDITED)

                                ASSETS

CURRENT ASSETS
    Cash                                                           $     1,930
    Accounts receivable                                                  1,500
                                                                   -----------
        Total current assets                                             3,430
                                                                   -----------

PROPERTY AND EQUIPMENT, NET                                              1,705
                                                                   -----------
                                                                   $     5,135
                                                                   ===========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $     4,230
  Loan payable-officer                                                   9,780
                                                                   -----------
    Total current liabilities                                           14,010
                                                                   -----------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                           --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 6,138,126 shares
   issued and outstanding                                                6,138
  Paid in capital                                                    1,052,666
  (Deficit) accumulated during the development stage                (1,050,011)
  Accumulated other comprehensive income:
    Currency translation adjustment                                    (17,668)
                                                                   -----------
      Total stockholders' (deficit)                                     (8,875)
                                                                   -----------

                                                                   $     5,135
                                                                   ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                    THREE MONTHS                    SIX MONTHS           INCEPTION TO
                                             --------------------------    --------------------------      JUNE 30,
                                                 2005           2004           2005           2004           2005
                                             -----------    -----------    -----------    -----------    ------------
REVENUE
   Net sales                                 $     4,500    $     6,000    $     9,000    $     9,000    $    96,695
                                             -----------    -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   General and administrative                      9,536          8,876         13,556         15,635        892,249
   Non cash stock compensation                        --             --             --             --        234,000
   Depreciation and amortization                      82            200            134            400          4,767
                                             -----------    -----------    -----------    -----------    -----------
                                                   9,618          9,076         13,690         16,035      1,131,016
                                             -----------    -----------    -----------    -----------    -----------
OTHER EXPENSES (INCOME)
   Interest expense                                   40             --             51             --         15,690
                                             -----------    -----------    -----------    -----------    -----------

NET (LOSS)                                        (5,158)        (3,076)        (4,741)        (7,035)    (1,050,011)

Other comprehensive income:
  Foreign currency translation adjustment         (1,042)            (7)        (1,618)           (11)       (17,668)
                                             -----------    -----------    -----------    -----------    -----------

COMPREHENSIVE (LOSS)                         $    (6,200)   $    (3,083)   $    (6,359)   $    (7,046)   $(1,067,679)
                                             ===========    ===========    ===========    ===========    ===========

PER SHARE INFORMATION
  (basic and fully diluted)

Weighted average common shares outstanding     6,138,126      6,138,200      6,138,126      6,138,200      5,962,542
                                             ===========    ===========    ===========    ===========    ===========

(Loss) per share                             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.18)
                                             ===========    ===========    ===========    ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                       INCEPTION TO
                                                                         JUNE 30,
                                                2005          2004         2005
                                              ---------    ---------   ------------
Cash flow from operations:
  Net cash (used in) operating activities     $  (5,945)   $  (2,646)   $(150,752)
                                              ---------    ---------    ---------

Cash flows from investing activities:
  Net cash (used in) investing activities          (841)          --       (3,817)
                                              ---------    ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities       8,716        1,500      156,499
                                              ---------    ---------    ---------

Increase (decrease) in cash                       1,930       (1,146)       1,930

Cash -  beginning of period                          --        3,788           --
                                              ---------    ---------    ---------

Cash - end of period                          $   1,930    $   2,642    $   1,930
                                              =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to June 30, 2005 aggregating $1,050,011. In addition, the Company has no significant revenue producing operations.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 and June 30, 2004
------------------------------------------------

Revenues for the six months ended June 30, 2005 and June 30, 2004 were $9,000 for each period.

Net loss for the six months ended June 30, 2005 was $4,741 compared to $7,035 for the same period of 2004. General and Administrative expenses for the six months ended June 30, 2005 were $13,556 compared to $15,635 for the same period of 2004.

Three Months Ended June 30, 2005 and June 30, 2004
--------------------------------------------------

Revenues for the three months ended June 30, 2005 were $4,500 compared to $6,000 for the same period of 2004.

Net loss for the three months ending June 30, 2005 was $5,158 compared to $3,076 for the same period of 2004. General and Administrative expenses for the three months ending June 30, 2005 were $9,536 compared to $8,876 for the same period of 2004.

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

Date: August 18, 2005


By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer


By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer