Form 10QSB
period 2005-09-30
DATASTAND TECHNOLOGIES INC
filed 2005-11-15
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________

                         Commission file number 0-25879

                          Datastand Technologies, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Indiana                                            35-2065469
---------------------------------                         ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 15, 2005, the Registrant has outstanding 6,138,126 shares of Common Stock.

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                               September 30, 2005

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial Statements Page

          Balance Sheet at September 30, 2005 (unaudited)                      3

          Statements of Operations for the three months and
          nine months ended September 30, 2004 and 2005 and the period
          from inception (April 23, 1999) to September 30, 2005 (unaudited)    4

          Statements of Cash Flows for the three months and
          nine months ended September 30, 2004 and 2005 and the period
          from inception (April 23, 1999) to September 30, 2005 (unaudited)    5

          Notes to Unaudited Financial Statements                              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                         7

ITEM 3.   CONTROLS AND PROCEDURES                                              8

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURES                                                                    10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                         ASSETS

CURRENT ASSETS
   Accounts receivable                                      $      1,500
                                                            ------------
      Total current assets                                         1,500
                                                            ------------

PROPERTY AND EQUIPMENT, NET                                        1,611
                                                            ------------

                                                            $      3,111
                                                            ============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                         $      4,000
   Bank overdraft                                                    334
   Loan payable-officer                                            9,780
                                                            ------------
      Total current liabilities                                   14,114
                                                            ------------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.001 par value, 20,000,000
      shares authorized, none issued and outstanding                   -
   Common stock, $.001 par value, 80,000,000
      shares authorized, 6,138,126 shares
      issued and outstanding                                       6,138
   Paid in capital                                             1,052,666
   (Deficit) accumulated during the development stage         (1,051,600)
   Accumulated other comprehensive income:
      Currency translation adjustment                            (18,207)
                                                            ------------
      Total stockholders' (deficit)                              (11,003)
                                                            ------------

                                                            $      3,111
                                                            ============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                          Three Months                  Nine Months            Inception to
                                                  ---------------------------   ---------------------------   September 30,
                                                      2005           2004           2005           2004            2005
                                                  ------------   ------------   ------------   ------------   -------------
REVENUE
   Net sales                                      $      5,334   $      4,240   $     14,334   $     13,240   $     102,029
                                                  ------------   ------------   ------------   ------------   -------------

OPERATING COSTS AND EXPENSES
   General and administrative                            6,821          4,981         20,377         20,616         899,070
   Non cash stock compensation                               -              -              -              -         234,000
   Depreciation and amortization                            94             46            228            446           4,861
                                                  ------------   ------------   ------------   ------------   -------------
                                                         6,915          5,027         20,605         21,062       1,137,931
                                                  ------------   ------------   ------------   ------------   -------------
OTHER EXPENSES (INCOME)
   Interest expense                                          8              -             59              -          15,698
                                                  ------------   ------------   ------------   ------------   -------------

NET (LOSS)                                              (1,589)          (787)        (6,330)        (7,822)     (1,051,600)

Other comprehensive income:
   Foreign currency translation adjustment                (539)             -         (2,157)           (11)        (18,207)
                                                  ------------   ------------   ------------   ------------   -------------

COMPREHENSIVE (LOSS)                              $     (2,128)  $       (787)  $     (8,487)  $     (7,833)  $  (1,069,807)
                                                  ============   ============   ============   ============   =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           6,138,200      6,138,200      6,138,200      6,138,200       5,996,804
                                                  ============   ============   ============   ============   =============

(Loss) per share                                  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)  $       (0.18)
                                                  ============   ============   ============   ============   =============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                        Inception to
                                                                       September 30,
                                                  2005        2004         2005
                                               ---------   ---------   -------------
Cash flow from operations:
   Net cash (used in) operating activities     $  (8,939)  $  (9,030)  $    (153,746)
                                               ---------   ---------   -------------

Cash flows from investing activities:
   Net cash (used in) investing activities          (841)          -          (3,817)
                                               ---------   ---------   -------------

Cash flows from financing activities:
   Net cash provided by financing activities       9,780      10,340         157,563
                                               ---------   ---------   -------------

Increase (decrease) in cash                            -       1,310               -

Cash - beginning of period                             -       2,091               -
                                               ---------   ---------   -------------

Cash - end of period                           $       -   $   3,401   $           -
                                               =========   =========   =============

      See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(1)   Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2004, and the two years then ended and the period from inception to December 31, 2004, including notes thereto.

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2005 aggregating $1,069,807. In addition, the Company has no significant revenue producing operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2005 were $14,334 compared to $13,240 for the same period of 2004.

Net loss for the nine months ended September 30, 2005 was $6,330 compared to $7,822 for the same period of 2004. General and Administrative expenses for the nine months ended September 30, 2005 were $20,377 compared to $20,616 for the same period of 2004.

Three Months Ended September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2005 were $5,334 compared to $4,240 for the same period of 2004.

Net loss for the three months ending September 30, 2005 was $1,589 compared to $787 for the same period of 2004. General and Administrative expenses for the three months ended September 30, 2005 were $6,821 compared to $4,981 for the same period of 2004.

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

Date: November 15, 2005

By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer

By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer