Form 10KSB
period 2005-12-31
DATASTAND TECHNOLOGIES INC
filed 2006-04-10
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [x}

      As of April 4, 2006, the Registrant had outstanding 6,138,125 shares of Common Stock.

                                Table of Contents

Part I
------

Item 1   Business                                                             3

Item 2   Properties                                                           7

Item 3   Legal Proceedings                                                    8

Item 4   Submission of Matters to a Vote of Security Holders                  8

Part II
-------

Item 5   Market for Company's Common Equity and Related Stockholder Matters   8

Item 6   Management Discussion and Analysis of Financial Conditions and
          Results of Operations                                               9

Item 7   Financial Statements and Supplemental Data                          12

Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               24

Item 8A  Controls and Procedures                                             24

Part III
--------

Item 9   Directors and Executive Officers of the Registrant                  24

Item 10  Executive Compensation                                              24

Item 11  Security Ownership of Certain Beneficial Owners and Management      25

Item 12  Certain Relationships and Related Transactions                      25

Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    25

Item 14  Principal Accountant Fees and Services                              26

Signatures                                                                   27

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have incurred losses since inception of 1,069,583, including a net loss of $8,263 for the year ended December 31, 2005. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Part II
-------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "DSTT". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.

                                         Low        High
                                        -----      -----
1-st Quarter 2005                       $0.30       0.40

2-nd Quarter 2005                       $0.30       0.42

3-rd Quarter 2005                       $0.15       0.30

4-th Quarter 2005                       $0.18      $0.65

The Company's stock started to trade on OTCBB on August 9, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2005 the Common Stock was held of record by approximate 170 persons and entities including significant amounts of stock held in "street name".

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide their customers with a series of disclosures and documents, including:

-- a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

-- all compensation received by the broker-dealer in connection with the transaction;

--    current quotation prices and other relevant market data; and

-- monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Datastand Technologies, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2005.

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

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2005 was $18,834 compared to a similar total of $19,240 for 2004.

Operating expenses for the year ended December 31, 2005 were $25,030 compared to $29,576 for 2004. The Company expects to have Operating losses continue in the near future.

As of December 31, 2005, the Company had a cash overdraft balance of $973.

Net cash used in operating activities for the year ending December 31, 2005 was $8,848 compared to $5,302 for the same period in 2004.

Net cash used in investing activities for the year ending December 31, 2005 was $841 compared to $1,050 for the same period in 2004.

Net cash provided by financing activities for the year ending December 31, 2005 was $9,689 compared to $2,564 for the same period in 2004.

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

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
Datastand Technologies, Inc.

We have audited the consolidated balance sheet of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (April 23, 1999) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datastand Technologies, Inc. (A Development Stage Company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from inception (April 23, 1999) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has been in the development stage since inception. In addition, the Company has incurred significant losses since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
March 31, 2006

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                            ASSETS

CURRENT ASSETS
   Accounts receivable                                          $     1,500
                                                                -----------
   Total current assets                                               1,500
                                                                -----------

PROPERTY AND EQUIPMENT, NET                                           1,519
                                                                -----------

                                                                $     3,019
                                                                ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                               $       973
   Accounts payable and accrued expenses                              3,045
   Loan payable-officer                                               9,780
                                                                -----------
   Total current liabilities                                         13,798
                                                                -----------
STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.001 par value, 20,000,000
     shares authorized, none issued and outstanding                       -
   Common stock, $.001 par value, 80,000,000
     shares authorized, 6,138,125 shares
     issued and outstanding                                           6,138
   Additional paid in capital                                     1,052,666
   (Deficit) accumulated during the development stage            (1,051,537)
   Accumulated other comprehensive income (loss):
      Currency translation adjustment                               (18,046)
                                                                -----------
                                                                    (10,779)
                                                                -----------
                                                                $     3,019
                                                                ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2005

                                                                                Inception to
                                                                                December 31,
                                                      2005           2004           2005
                                                  ------------   ------------   ------------
REVENUE
   Net sales                                      $     18,834   $     19,240   $    106,529
                                                  ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
   General and administrative                           24,710         29,078        903,403
   Non cash stock compensation                               -              -        234,000
   Depreciation and amortization                           320            498          4,953
                                                  ------------   ------------   ------------
                                                        25,030         29,576      1,142,356
                                                  ------------   ------------   ------------

OPERATING (LOSS)                                        (6,196)       (10,336)    (1,035,827)
                                                  ------------   ------------   ------------

OTHER EXPENSES
   Interest expense                                         71              -         15,710
                                                  ------------   ------------   ------------
                                                            71              -         15,710
                                                  ------------   ------------   ------------

NET (LOSS)                                              (6,267)       (10,336)    (1,051,537)

Other comprehensive income:
   Foreign currency translation adjustment              (1,996)          (955)       (18,046)
                                                  ------------   ------------   ------------

COMPREHENSIVE (LOSS)                              $     (8,263)  $    (11,291)  $ (1,069,583)
                                                  ============   ============   ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           6,138,125      6,138,125      6,002,146
                                                  ============   ============   ============

(Loss) per share                                  $      (0.00)  $      (0.00)  $      (0.17)
                                                  ============   ============   ============

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2005

                                            Common stock                          (Deficit) Accumulated     Currency
                                       ----------------------      Additional          During the         Translation
                                         Shares      Amount     Paid in Capital    Development Stage       Adjustment      Total
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Shares issued at inception for cash    5,111,880   $      100   $             -   $                   -   $         -   $       100

Cash capital contributions by
  shareholders                                 -            -             2,500                       -             -         2,500
Non cash capital contributions by
  shareholders                                 -            -             3,774                       -             -         3,774
Reclassification of paid in capital            -        5,541            (5,541)                      -             -             -
Acquisition of the net assets of MAS
   Acquisition Corp. VII                 567,912           39                 -                       -             -            39
Currency translation adjustment                -            -                 -                       -           (44)          (44)
Net (loss) for the period                      -            -                 -                (130,932)            -      (130,932)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 1999              5,679,792        5,680               733                (130,932)          (44)     (124,563)

Cancellation of shares                  (153,333)        (153)              153                       -             -             -
Capital contribution of note payable           -            -            90,300                       -             -        90,300
Issuance of shares in settlement of
  note payable                            41,667           42           136,088                       -             -       136,130
Issuance of shares for services            3,333            3             9,997                       -             -        10,000
Currency translation adjustment                -            -                 -                       -        (8,523)       (8,523)
Net (loss) for the year                        -            -                 -                (221,866)            -      (221,866)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2000              5,571,459        5,572           237,271                (352,798)       (8,567)     (118,522)

Currency translation adjustment                -            -                 -                       -        (2,699)       (2,699)
Issuance of shares for services          533,333          533           223,467                       -             -       224,000
Net (loss) for the year                        -            -                 -                (412,876)            -      (412,876)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2001              6,104,792        6,105           460,738                (765,674)      (11,266)     (310,097)

Issuance of shares for cash               33,333           33            10,307                       -             -        10,340
Currency translation adjustment                -            -                 -                       -        (2,455)       (2,455)
Net (loss) for the year                        -            -                 -                (186,143)            -      (186,143)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2002              6,138,125        6,138           471,045                (951,817)      (13,721)     (488,355)

Currency translation adjustment                -            -                 -                       -        (1,374)       (1,374)
Contribution of amounts due to
  officers                                     -            -           575,621                       -             -       575,621
Net (loss) for the year                        -            -                 -                 (83,117)            -       (83,117)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2003              6,138,125        6,138         1,046,666              (1,034,934)      (15,095)         2,775

Currency translation adjustment                -            -                 -                       -          (955)         (955)
Contribution of amounts due to
  officers                                     -            -             6,000                       -             -         6,000
Net (loss) for the year                        -            -                 -                 (10,336)            -       (10,336)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2004              6,138,125        6,138         1,052,666              (1,045,270)      (16,050)       (2,516)

Currency translation adjustment                -            -                 -                       -        (1,996)       (1,996)
Net (loss) for the year                        -            -                 -                  (6,267)            -        (6,267)
                                       ---------   ----------   ---------------   ---------------------   -----------   -----------
Balance December 31, 2005              6,138,125   $    6,138   $     1,052,666   $          (1,051,537)  $   (18,046)  $   (10,779)
                                       =========   ==========   ===============   =====================   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO DECEMBER 31, 2005

                                                                                                      Inception to
                                                                        December 31,   December 31,    December 31,
                                                                           2005            2004           2005
                                                                        ------------   ------------   -------------
Net (loss)                                                              $     (6,267)  $    (10,336)  $   1,051,537
                                                                        ------------   ------------   -------------
   Adjustments to reconcile net (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                              320            498           4,914
      Operating expenses contributed to capital                                    -              -           1,197
      Consulting fees paid with long-term note payable                             -              -          90,300
      Common stock issued for services                                             -              -         234,000
      Interest expense paid with common shares                                     -              -          11,130
      Officer salaries contributed to capital                                      -          4,500          94,500
      Currency translation adjustment                                         (1,996)          (955)        (18,046)
Changes in assets and liabilities:
        Increase in accounts receivable                                       (1,500)             -          (1,500)
        Increase in accrued expenses - officers                                    -              -         478,342
        Increase (decrease) in accounts payable and accrued expenses             595            991           3,045
                                                                        ------------   ------------   -------------
         Total adjustments                                                    (2,581)         5,034         897,882
                                                                        ------------   ------------   -------------
   Net cash provided by (used in) operating activities                        (8,848)        (5,302)       (153,655)
                                                                        ------------   ------------   -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                        (841)        (1,050)         (3,817)
                                                                        ------------   ------------   -------------
   Net cash (used in) investing activities                                      (841)        (1,050)         (3,817)
                                                                        ------------   ------------   -------------
Cash flows from financing activities:
   Proceeds from loans payable                                                     -              -         130,000
   Bank overdraft                                                                (91)         1,064             973
   Repayment of loans payable                                                      -              -          (5,000)
   Proceeds from loans payable - officers                                      9,780              -          20,492
   Repayment of loans payable - officers                                           -              -          (3,433)
   Capital contributions                                                           -          1,500           4,000
   Common stock issued for cash                                                    -              -          10,440
                                                                        ------------   ------------   -------------
   Net cash provided by (used in) financing activities                         9,689          2,564         157,472
                                                                        ------------   ------------   -------------

Increase (decrease) in cash                                                        -         (3,788)              -

Cash - beginning of period                                                         -          3,788               -
                                                                        ------------   ------------   -------------

Cash - end of period                                                    $          -   $          -   $           -
                                                                        ============   ============   =============
Supplemental cash flow information:
   Cash paid for interest                                               $         71   $          -   $          91
   Cash paid for income taxes                                           $          -   $          -   $           -

Non cash investing and financing activities:
   Furniture and equipment contributed to capital                       $          -   $          -   $       2,616
   Contribution of note payable to paid in capital                      $          -   $          -   $      90,300
   Contribution of accrued expenses to capital                          $          -   $          -   $     575,621
   Settlement of note payable and accrued interest with
     common stock                                                       $          -   $          -   $     136,130

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage. During 2001, the Company changed its name to Datastand Technologies, Inc. The Company intends to operate as a web-based provider of financial information.

During August 1999, the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 5,111,880 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 567,912 shares of common stock in exchange for the net assets of MAS.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2005 aggregating $1,051,537. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

For the year ended December 31, 2005, one customer represented all of the Company's revenues.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash (bank overdraft) and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future even that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Management does not believe that FIN 47 will have a material impact on the Company's financial statements.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

      Furniture and office equipment                  $ 6,433
      Less: accumulated depreciation                    4,914
                                                      -------
                                                      $ 1,519
                                                      =======

Depreciation expense was $320, $498 and $4,914 for the years ended December 31, 2005 and 2004 and the period from inception to December 31, 2005.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - LOAN PAYABLE - OFFICER

The balance represents short-term advances to the Company. The advances are non-interest bearing and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 6 - INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $237,000, which expire through 2024. The deferred tax asset of approximately $81,000 related to this carryforward has been fully reserved. The difference between the net operating loss and the accumulated deficit of approximately $814,000 relates to accrued salaries due to officers, which was contributed to the Company's capital.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

      Income tax provision at the federal statutory rate   34%
      Effect of operating losses                          (34)%
                                                          ---
                                                            -%
                                                          ===

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

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of December 31, 2005.

Part III
--------

Item 9. Directors and Executive Officers of the Registrant

The following persons are the Directors and Executive Officers:

Name              Age               Position(s)
------------      ---   ----------------------------------

Nick Montesano     36   Chairman of the Board, CEO and CFO

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005 the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company (iii) by the Company's chief executive officer and (iv) by all executive officers and directors of the Company as a group.

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

     32.1 Section 1350 Certification.

     (b)  Reports on Form 8-K.

     None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2005 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $9,000 and $7,750, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datastand Technologies, Inc

Date: April __, 2006

                                  By: /s/  Nick Montesano
                                  ---------------------------
                                  Chief Executive Officer and
                                  Chief Financial Officer