Form 10QSB
period 2006-03-31
DATASTAND TECHNOLOGIES INC
filed 2006-04-26
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended - March 31, 2006

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________

                         Commission file number 0-25879

                           Datastand Technologies Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Indiana                                            35-2065469
-------------------------------                         ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of April 26, 2006, the Registrant has outstanding 6,138,126 shares of Common Stock.

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                                 March 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements Page

         Balance Sheet at March 31, 2006 (unaudited)                   3

         Statements of Operations for the three months ended
         March 31, 2006 and 2005 and the period from inception
         (April 23, 1999) to March 31, 2006  (unaudited)               4

         Statements of Cash Flows for the three months ended
         March 31, 2006 and 2005 and the period from inception
         (April 23, 1999) to March 31, 2006  (unaudited)               5

         Notes to Unaudited Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                  8

ITEM 3.  CONTROLS AND PROCEDURES                                       9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURES                                                             10

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                               ASSETS

CURRENT ASSETS
   Accounts receivable                                             $     1,500
                                                                   -----------
   Total current assets                                                  1,500
                                                                   -----------

PROPERTY AND EQUIPMENT, NET                                              2,586
                                                                   -----------

                                                                   $     4,086
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                   $       511
  Loan payable-officer                                                  17,015
                                                                   -----------
    Total current liabilities                                           17,526
                                                                   -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                           --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 6,138,126 shares
   issued and outstanding                                                6,138
  Additional paid in capital                                         1,052,666
  (Deficit) accumulated during the development stage                (1,051,473)
  Accumulated other comprehensive income:
    Currency translation adjustment                                    (20,771)
                                                                   -----------
      Total stockholders' (deficit)                                    (13,440)
                                                                   -----------

                                                                   $     4,086
                                                                   ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND
          THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2006
                                   (UNAUDITED)

                                                    Three Months Ended March 31,      Inception to
                                                    ----------------------------       March 31,
                                                       2006             2005              2006
                                                    -----------      -----------      ------------
REVENUE
   Net sales                                        $     5,081      $     4,500      $   111,610
                                                    -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
   General and administrative                             4,849            4,020          908,252
   Non cash stock compensation                               --               --          234,000
   Depreciation and amortization                            133               52            5,086
                                                    -----------      -----------      -----------
                                                          4,982            4,072        1,147,338
                                                    -----------      -----------      -----------
OTHER EXPENSES (INCOME)
   Interest expense                                          35               11           15,745
                                                    -----------      -----------      -----------

NET INCOME (LOSS)                                            64              417       (1,051,473)

Other comprehensive income:
  Foreign currency translation adjustment                (2,725)            (576)         (20,771)
                                                    -----------      -----------      -----------

COMPREHENSIVE (LOSS)                                $    (2,661)     $      (159)     $(1,072,244)
                                                    ===========      ===========      ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            6,138,126        6,138,126        6,006,921
                                                    ===========      ===========      ===========

(Loss) per share                                    $      0.00      $      0.00      $     (0.18)
                                                    ===========      ===========      ===========

      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND
          THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO MARCH 31, 2006
                                   (UNAUDITED)

                                              Three Months Ended March 31,   Inception to
                                              ----------------------------     March 31,
                                                  2006            2005           2006
                                                ---------      ---------     ------------
Cash flow from operations:
  Net cash (used in) operating activities       $  (5,573)     $  (2,248)     $(159,228)
                                                ---------      ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment            (1,200)            --         (5,017)
                                                ---------      ---------      ---------
  Net cash (used in) investing activities          (1,200)            --         (5,017)
                                                ---------      ---------      ---------

Cash flows from financing activities:
  Net cash provided by financing activities         6,773          6,680        164,245
                                                ---------      ---------      ---------

Increase (decrease) in cash                            --          4,432             --

Cash -  beginning of period                            --             --             --
                                                ---------      ---------      ---------

Cash - end of period                            $      --      $   4,432      $      --
                                                =========      =========      =========

      See the accompanying notes to the consolidated financial statements.

                          Datastand Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                  (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2005 and the two years then ended and the period from inception to December 31, 2005, including notes thereto.

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to March 31, 2006 aggregating $1,051,473. In addition, the Company has no significant revenue producing operations.

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

(4)      Loan Payable - Officers

The balance represents short-term advances to the Company. The advances are non-interest bearing and due on demand.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and March 31, 2005
----------------------------------------------------

Revenues for the three months ending March 31, 2006 were $5,081 compared to $4,500 for the same period of 2005.

Net income for the three months ending March 31, 2006 was $64 compared to $417 for same period of 2005. General and Administrative expenses for the three months ending March 31, 2006 were $4,849 compared to $4,020 for the same period of 2005.

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

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to the safeguarding of assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief operating officer, within 90 days prior to the filling date of the report. Based upon that evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic securities exchange commission filings. No significant changes were made to our internal controls or other factors that could significantly effect these controls subsequent to the date of their evaluation.

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

Date: April 26, 2006


By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer


By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer