Form 10QSB
period 2006-06-30
DATASTAND TECHNOLOGIES INC
filed 2006-08-21
CIK 1081369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended - June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of August 18, 2006, the Registrant has outstanding 6,138,126 shares of Common Stock.

================================================================================

                           DATASTAND TECHNOLOGIES INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                  JUNE 30, 2006

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements Page

         Balance Sheet at June 30, 2006 (Unaudited)                           3

         Statements of Operations for the three months and
         six months ended June 30, 2006 and 2005 and the period
         from inception (April 23, 1999) to June 30, 2006 (Unaudited)         4

         Statements of Cash Flows for the six months ended
         June 30, 2006 and 2006 and the period from inception
         (April 23, 1999) to June 30, 2006 (Unaudited)                        5

         Notes to Unaudited Financial Statements                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION                                                         7

ITEM 3.  CONTROLS AND PROCEDURES                                              8

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURES                                                                   10

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     DATASTAND TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2006
                              (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Accounts receivable                                           $     1,500
                                                                 -----------
   Total current assets                                                1,500
                                                                 -----------

PROPERTY AND EQUIPMENT, NET                                            2,304
                                                                 -----------
                                                                 $     3,804
                                                                 ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                 $       605
  Loans payable-officer                                               17,015
                                                                 -----------
    Total current liabilities                                         17,620
                                                                 -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                         --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 6,138,126 shares
   issued and outstanding                                              6,138
  Additional paid in capital                                       1,052,666
  (Deficit) accumulated during the development stage              (1,054,680)
  Accumulated other comprehensive income:
    Currency translation adjustment                                  (17,940)
                                                                 -----------
      Total stockholders' (deficit)                                  (13,816)
                                                                 -----------
                                                                 $     3,804
                                                                 ===========



 See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                                                                                       Inception to
                                                     Three Months Ended June 30,       Six Months Ended June 30,         June 30,
                                                        2006             2005             2006            2005             2006
                                                    -----------      -----------      -----------      -----------      -----------
REVENUE
   Net sales                                        $     3,919      $     4,500      $     9,000      $     9,000      $   115,529
                                                    -----------      -----------      -----------      -----------      -----------
OPERATING COSTS AND EXPENSES
   General and administrative                             6,967            9,536           11,816           13,556          915,219
   Non cash stock compensation                               --               --               --               --          234,000
   Depreciation and amortization                            127               82              260              134            5,213
                                                    -----------      -----------      -----------      -----------      -----------
                                                          7,094            9,618           12,076           13,690        1,154,432
                                                    -----------      -----------      -----------      -----------      -----------
OTHER EXPENSES (INCOME)
   Interest expense                                          32               40               67               51           15,777
                                                    -----------      -----------      -----------      -----------      -----------

NET (LOSS)                                               (3,207)          (5,158)          (3,143)          (4,741)      (1,054,680)

Other comprehensive income:
  Foreign currency translation adjustment                 2,831           (1,042)             106           (1,618)         (17,940)
                                                    -----------      -----------      -----------      -----------      -----------

COMPREHENSIVE (LOSS)                                $      (376)     $    (6,200)     $    (3,037)     $    (6,359)     $(1,072,620)
                                                    ===========      ===========      ===========      ===========      ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            6,138,126        6,138,126        6,138,126        6,138,126        6,011,481
                                                    -----------      -----------      -----------      -----------      -----------

(Loss) per share                                    $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)     $     (0.18)
                                                    ===========      ===========      ===========      ===========      ===========


 See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND
           THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                                              Inception to
                                                Six Months Ended June 30,       June 30,
                                                   2006            2005           2006
                                                ---------       ---------      ---------
Cash flow from operations:
  Net cash (used in) operating activities       $  (6,190)      $  (5,945)     $(159,845)
                                                ---------       ---------      ---------
Cash flows from investing activities:
  Acquisition of property and equipment            (1,045)           (841)        (4,862)
  Net cash (used in) investing activities          (1,045)           (841)        (4,862)
                                                ---------       ---------      ---------

Cash flows from financing activities:
  Net cash provided by financing activities         7,235           8,716        164,707
                                                ---------       ---------      ---------

Increase (decrease) in cash                            --           1,930             --

Cash -  beginning of period                            --              --             --
                                                ---------       ---------      ---------

Cash - end of period                            $      --       $   1,930      $      --
                                                =========       =========      =========



      See the accompanying notes to the consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

The Company has experienced significant losses for the period from inception (April 23, 1999) to June 30, 2006 aggregating $1,054,680. In addition, the Company has no significant revenue producing operations.

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

(4)      Loans Payable Officer

During the period ended June 30, 2006, the Company's CEO advanced $10,000 and was repaid $2,765. The balance at June 30, 2006 was $17,015 and accrues no interest.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 and June 30, 2005
------------------------------------------------

Revenues for the six months ended June 30, 2006 and June 30, 2005 were $9,000 for each period.

Net loss for the six months ended June 30, 2006 was $3,143 compared to $4,741 for the same period of 2005. General and administrative expenses for the six months ended June 30, 2006 were $11,816 compared to $13,556 for the same period of 2005.

Three Months Ended June 30, 2006 and June 30, 2005
--------------------------------------------------

Revenues for the three months ended June 30, 2006 were $3,919 compared to $4,500 for the same period of 2005.

Net loss for the three months ending June 30, 2006 was $3,207 compared to $5,158 for the same period of 2005. General and administrative expenses for the three months ending June 30, 2006 were $6,967 compared to $9,536 for the same period of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms. The Company's CEO has advanced $7,235, net of repayments during the period ended June 30, 2006 for working capital purposes.

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

We evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief operating officer, as of the end of the current quarter. Based upon that evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic securities exchange commission filings. No changes were made to our internal controls or other factors that could effect these controls subsequent to the date of their evaluation.

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

Date: August 18, 2006


By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer


By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer