Form 10QSB
period 2006-09-30
DATASTAND TECHNOLOGIES INC
filed 2006-11-20
CIK 1081369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   Form 10-QSB

                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Ruel 12b-2 of the Exchange Act. YES [ ] NO [X]

As of November 15, 2006, the Registrant has outstanding 6,138,126 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                           Datastand Technologies Inc.

                                   Form 10-QSB

                                Quarterly Report

                               September 30, 2006

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial Statements Page

          Balance Sheet at September 30, 2006 (unaudited)                      3

          Statements of Operations for the three months and nine months ended September 30, 2005 and 2006 and the period from inception
          (April 23, 1999) to September 30, 2006 (unaudited)                   4

          Statements of Cash Flows for the nine months ended
          September 30, 2005 and 2006 and the period from inception
          (April 23, 1999) to September 30, 2006 (unaudited)                   5

          Notes to Unaudited Financial Statements                              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                         9

ITEM 3.   CONTROLS AND PROCEDURES                                             10

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS                                                            11

SIGNATURES                                                                    12

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                           DATASTAND TECHNOLOGIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2006
                                    (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Accounts receivable                                            $     1,500
                                                                  -----------
   Total current assets                                                 1,500
                                                                  -----------


PROPERTY AND EQUIPMENT, NET                                             2,157
                                                                  -----------

                                                                  $     3,657
                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                                  $     2,109
  Accounts payable                                                        750
  Loans payable-officer                                                17,015
                                                                  -----------
    Total current liabilities                                          19,874
                                                                  -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, none issued and outstanding                          --
  Common stock, $.001 par value, 80,000,000
   shares authorized, 6,138,126 shares
   issued and outstanding                                               6,138
  Additional paid in capital                                        1,052,666
  Deficit accumulated during the development stage                 (1,056,890)
  Accumulated other comprehensive income:
    Currency translation adjustment                                   (18,131)
                                                                  -----------
      Total stockholders' deficit                                     (16,217)
                                                                  -----------

                                                                  $     3,657
                                                                  ===========






 See the accompanying notes to the unaudited consolidated financial statements.

                          DATASTAND TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND
        THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                         Three Months Ended                Nine Months Ended           Inception to
                                                            September 30,                    September 30,             September 30,
                                                        2006             2005            2006              2005             2006
                                                    -----------      -----------      -----------      -----------      -----------
REVENUE
   Net sales                                        $     4,500      $     5,334      $    13,500      $    14,334      $   120,029
                                                    -----------      -----------      -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
   General and administrative                             6,529            6,821           18,345           20,377          921,748
   Non cash stock compensation                               --               --               --               --          234,000
   Depreciation and amortization                            147               94              407              228            5,360
                                                    -----------      -----------      -----------      -----------      -----------
                                                          6,676            6,915           18,752           20,605        1,161,108
                                                    -----------      -----------      -----------      -----------      -----------
OTHER EXPENSES (INCOME)
   Interest expense                                          34                8              101               59           15,811
                                                    -----------      -----------      -----------      -----------      -----------

NET LOSS                                                 (2,210)          (1,589)          (5,353)          (6,330)      (1,056,890)

Other comprehensive income:
  Foreign currency translation adjustment                  (191)            (539)             (85)          (2,157)         (18,131)
                                                    -----------      -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                                  $    (2,401)     $    (2,128)     $    (5,438)     $    (8,487)     $(1,075,021)
                                                    ===========      ===========      ===========      ===========      ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            6,138,126        6,138,126        6,138,126        6,138,126
                                                    ===========      ===========      ===========      ===========

Loss per share                                      $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                                    ===========      ===========      ===========      ===========



 See the accompanying notes to the unaudited consolidated financial statements.

                    DATASTAND TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND
  THE PERIOD FROM INCEPTION (APRIL 23, 1999) TO SEPTEMBER 30, 2006
                            (UNAUDITED)

                                                    Nine Months Ended        Inception to
                                                      September 30,          September 30,
                                                   2006           2005           2006
                                                ---------      ---------      ---------
Cash flow from operations:
  Net cash used in operating activities         $  (7,326)     $  (8,939)     $(160,981)
                                                ---------      ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment            (1,045)          (841)        (4,862)
                                                ---------      ---------      ---------
  Net cash used in investing activities            (1,045)          (841)        (4,862)
                                                ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from loans payable to officer            7,235          9,780         17,015
  Other                                             1,136             --        148,828
                                                ---------      ---------      ---------
  Net cash provided by financing activities         8,371          9,780        165,843
                                                ---------      ---------      ---------

Increase (decrease) in cash                            --             --             --

Cash -  beginning of period                            --             --             --
                                                ---------      ---------      ---------

Cash - end of period                            $      --      $      --      $      --
                                                =========      =========      =========

Supplemental disclosure of
 cash flow information:

  Cash paid for interest                        $    101       $      53      $     192
                                                =========      =========      =========

  Cash paid for taxes                           $     --       $      --      $      --
                                                =========      =========      =========

 See the accompanying notes to the unaudited consolidated financial statements.

                          Datastand Technologies, Inc.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                  (Unaudited)


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

(2) Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the period from inception (April 23, 1999) to September 30, 2006 aggregating $1,056,890. In addition, the Company has no significant revenue producing operations.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Customer Concentration Risk - One customer accounted for 100% of the Company's revenues during the periods ended September 30, 2006 and 2005.

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

New Accounting Pronouncements - In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


(4) Loans Payable - Officer

During the period ended September 30, 2006, the Company's CEO advanced $10,000 and was repaid $2,765. The balance at September 30, 2006 was $17,015 and accrues no interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 and September 30, 2005
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2006 were $13,500 compared to $14,334 for the same period of 2005.

Net loss for the nine months ended September 30, 2006 was $5,353 compared to $6,330 for the same period of 2005. General and Administrative expenses for the nine months ended September 30, 2006 were $18,345 compared to $20,377 for the same period of 2005.

Three Months Ended September 30, 2006 and September 30, 2005
--------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2006 were $4,500 compared to $5,334 for the same period of 2005.

Net loss for the three months ending September 30, 2006 was $2,210 compared to $1,589 for the same period of 2005. General and Administrative expenses for the three months ended September 30, 2006 were $6,529 compared to $6,821 for the same period of 2005.

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

Date: November 20, 2006

By: /s/ Nick Montesano
    ----------------------------------
    Chief Executive Officer

By: /s/ Nick Montesano
    ----------------------------------
    Chief Financial Officer