Form 10KSB
period 2006-12-31
Metabolic Research, Inc.
filed 2007-04-20
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    000-25879
                             Commission file number

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
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

                    Common Stock, $0.001 par value per share
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [x] No [ ]

Issuer's revenues for the fiscal year ended December 31, 2006 were $18,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2007, was approximately $3,000,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of April 18, 2007, the Registrant had outstanding 10,863,425 shares of Common Stock.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [x].

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    Item 1.     Description of business.....................................  3
    Item 2.     Description of property.....................................  5
    Item 3.     Legal proceedings...........................................  5
    Item 4.     Submission of matters to a vote of security holders.........  5

PART II
    Item 5.     Market for common equity and related stockholder matters....  6
    Item 6.     Management's discussion and analysis or plan of operation...  7
    Item 7.     Financial statements........................................  11
    Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure..................................  24
    Item 8a.    Controls and procedures.....................................  25
    Item 8b.    Other information...........................................

PART III
    Item 9.     Directors, executive officers, promoters
                  and control persons; compliance with
                  section 16(a) of the exchange act ........................  25
    Item 10.    Executive compensation......................................  26
    Item 11.    Security ownership of certain beneficial owners
                  and management............................................  27
    Item 12.    Certain relationships and related transactions..............  28
    Item 13.    Exhibits....................................................  29
    Item 14.    Principal accountant fees and services......................  30

SIGNATURES..................................................................  31

CERTIFICATIONS

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

Item 1.  Business

Corporate History
-----------------

We were incorporated on October 7, 1996 in the State of Indiana under the corporate name "MAS Acquisition VII Corp." Prior to August 11, 1999, we were a blank check company seeking a business combination with unidentified business. On August 11, 1999, we acquired 100% of the outstanding capital stock of Dimgroup, Inc., a corporation which was formed in Nevada on April 23, 1999. In February 2000 we changed our corporate name to "Dimgroup.com Inc." On April 5, 2001, we changed our corporate name to Datastand Technologies, Inc. On February 1, 2007, we changed our corporate name to Metabolic Research, Inc.

We have experienced significant losses for the period from inception to December 31, 2006 aggregating $1,064,389. In addition, we have no significant revenue producing operations.

Our ability to continue as a going concern is contingent upon our ability to implement our business plan and to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Our Activities
--------------

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has recently resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused on investigating new technologies and other business opportunities in the life sciences and health care fields.

On January 12, 2007, we entered into a License Agreement with Dr. David P. Summers and T.W. Owen, the inventors and owners of certain technologies covered by the following provisional patent applications filed with the United States Patent and Trademark Office: (i) "Composition and Method of Producing Endogenous Therapeutic Anti-Inflammatory Eiconasids and their Metabolites by Exogenous or Oral Means," by David P. Summers and T.W. Owen, (USPTO Serial Number 60/570,649); and (ii) "Method and Process for Producing Anti-inflammatory Products from Fungi," by David P. Summers and T.W. Owen. This license agreement grants us an exclusive, irrevocable, perpetual license in North America and Mexico to develop products based on the technologies described in the patent application. We intend to use the licensed technologies for the purpose of developing anti-inflammatory and analgesic products for the treatment of arthritis and other inflammatory diseases. In consideration for the license, we issued one million shares of our common stock to Dr. Summers and one million shares of our common stock to Mr. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

On March 14, 2007, we entered into a second license with David P. Summers and T.W. Owen to exploit the technology described above in certain European markets. The terms of such license are identical to those of the first license agreement we entered into with such persons on January, 12, 2007, except for the territory. In consideration for the license, we issued an additional one million shares of our common stock to Dr. Summers and an additional one million shares of our common stock to Mr. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

We are undergoing a comprehensive vertical and horizontal market analysis preparatory to finalizing strategic plans for July/August market entries in both North America and Europe. One facet of the market analysis is a framework for developing our "branding" rationale, product names, graphics, and marketing support materials.

On February 23, 2007, we entered into a Strategic Alliance Agreement with Partners In Science Holdings, Inc. under which each of the parties will fully cooperate with the other in inserting the other party's products into its marketing and distribution channels. Each party also agreed to extend to the other party its usual factory discount allowances for sales, including such rights and residuals as customary. The term of the agreement is for a period of three years, commencing on February 23, 2007.

In order to reduce or eliminate our dependence on imported resources, we are interviewing, inspecting, and negotiating with production plants in the United States with the capacity to produce our key components per our proprietary methods. In the instance of our key components we intend to establish a primary, secondary and tertiary vendor to assure product supply. In the second quarter of 2007, we expect to finalize blending, encapsulating, bottling, and packaging contracts. We are also negotiating warehousing, logistics, and fulfillment arrangements on a subcontract basis.

We are currently finalizing negotiations with organizations that have existing distribution channels into the nutraceutical wholesale / retail stream who sell product lines that would not be construed as being competitive with our products. We are also negotiating distribution contracts with a number of direct sales organizations. We expect to finalize and announce our key strategic alliances by the end of the second quarter.

We are currently negotiating, on a private placement basis with a domestic entity, the terms and conditions to secure $700,000 in exchange for restricted stock before the end of May. Further, we are developing a comprehensive use of funds plan and terms and conditions for a second private placement with the same source for an additional $2,000,000 or more by September 2007. Such negotiations are at preliminary stages, and we have not entered into a definitive agreement in connection with such funding. There is no assurance that we will obtain such funding or any other funding.

All of our proposed nutraceutical products would be comprised of components that are deemed by the Food and Drug Administration to be "GRAS" that is "Generally Recognized As Safe" and as such can be marketed as a nutritional supplement with the principal requirement being the listing of ingredients on the label. There are no other regulations that would place limitations on our products.

Employees

We have 2 full-time employees. We intend to add experienced marketing personnel with a current following on commission driven arrangements with no out of pocket obligations to the Company. We do not plan to recruit additional personnel until we have obtained additional funding.

Item 2.  Properties

We lease office space at 8333 Weston Road, Suite 106, Woodbridge, Ontario Canada, L4L-8E2. The lease is on a month to month term and the rental payment is $107 per month payable in Canadian dollars.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information. Our common stock has been quoted through the NASD's Over-The-Counter Bulletin Board since August 9, 2000. From such date and until February 15, 2007 it was quoted under the symbol "DSTT.OB," and since such date it has been quoted under the symbol "MTBR.OB." The following chart sets forth the high and low sales prices for our common stock during the indicated periods.

FISCAL QUARTER ENDED                LOW             HIGH
--------------------                ---             ----

March 31, 2005                     $0.30           $0.40

June 30, 2005                      $0.30           $0.42

September 30, 2005                 $0.15           $0.30

December 31, 2005                  $0.18           $0.65

March 31, 2006                     $0.35           $0.35

June 30, 2006                      $0.30           $0.50

September 30, 2006                 $0.15           $0.30

December 31, 2006                  $0.15           $0.20

The foregoing prices represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions.

Record Holders. As of April 18, 2007, the Common Stock was held of record by approximately 177 persons and entities, including significant amounts of stock held in "street name".

Dividends. We have not and do not intend to pay dividends on our capital stock in the foreseeable future.

Purchase of Our Equity Securities. Neither we nor our any of our affiliates purchased shares of our common stock during the fiscal quarter ended December 31, 2006.

Sales of Our Unregistered Securities Not Previously Disclosed.  None.

Item 6.  Management's Discussion and Analysis or Plan of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except to the extent we are required to do so under the federal securities law or other applicable law.

General

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has recently resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused on investigating new technologies and other business opportunities in the life sciences and health care fields. We are currently reviewing an opportunity to obtain a license to use certain technologies for the purpose of producing anti-inflammatory and analgesic products used to treat and cure inflammatory diseases.

Results of Operations

Revenue for the year ended December 31, 2006 was $18,000 compared to $18,834 for 2005. Revenue in each year was derived from the same customer.

Operating expenses for the year ended December 31, 2006 were $30,699 compared to $25,030 for 2005. Our operating expenses are mainly attributable to transfer agent fees, office lease and expenses, telephone and internet server. Our operating expenses may increase with the purchase of new equipment and as we upgrade our technology. We expect operating losses to continue in the near future.

General and administrative expenses for the year ended December 31, 2006 were $30,145 compared to $24,710 for 2005

Net loss for the year ended December 31, 2006 was $12,852 compared to $6,267 for 2005.

Future Outlook

We may consider a business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different product or service sector from that of our company, as a potential business combination candidate. A future merger or acquisition may result in a change in control of our company and share reorganization and may involve significant changes to our capitalization or stock ownership.

Liquidity and Capital Resources

As of December 31, 2006, we had no cash in our bank accounts.

Net cash used in operating activities for the year ended December 31, 2006 was $5,832 compared to $8,848 for 2005.

Net cash used in investing activities for the year ended December 31, 2006 was $1,045 compared to $841 for 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $6,877 compared to $9,689 for 2005.

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient to meet our capital expenditures and working capital needs. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, we may have to sell our equity or debt securities or seek additional financing through other means. We cannot assure you that such raising of capital or seeking of additional financing will be available in amounts and on terms acceptable to us.

Going Concern

We have experienced significant losses for the period from inception to December 31, 2006 aggregating $1,064,389. In addition, we have no significant revenue producing operations.

Our ability to continue as a going concern is contingent upon our ability to implement our business plan and to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are pursuing equity financing for our operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in our depleting available funds and not being able pay our obligations.

One customer accounted for 100% of our revenues during 2006 and 2005.

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

Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the our financial statements once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the our financial statements once adopted.

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on our financial statements once adopted.

Item 7.  Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Metabolic Research, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Metabolic Research, Inc. (f/k/a Datastand Technologies, Inc.) (A Development Stage Company) as of December 31, 2006 and the related consolidated statement of operations and comprehensive income, stockholders' deficit and cash flows for the year ended December 31, 2006. The period from Inception (April 23, 1999) through December 31, 2005 were audited by the predecessor accounting firm. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from Inception (April 23, 1999) through December 31, 2005 which were audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/Sherb & Co., LLP
                                                    Certified Public Accountants
New York, New York
April 19, 2007

                 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
March 31, 2006

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                             as of December 31, 2006

                             ASSETS
Current assets:
     Accounts receivable                                                     $     1,500
                                                                             -----------
            Total current assets                                                   1,500
                                                                             -----------

Property and equipment, net                                                        2,010
                                                                             -----------
            Total assets                                                     $     3,510
                                                                             ===========
              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Bank overdraft                                                          $       615
     Accounts payable and accrued expenses                                         9,750
     Loan payable-officer                                                         17,015
                                                                             -----------
            Total current liabilities                                             27,380
                                                                             -----------
Stockholders' (deficit):
     Preferred stock - $0.001 par value, 20,000,000 shares authorized:
        No shares issued and outstanding                                              --
     Common stock - $0.001 par value, 80,000,000 shares authorized:
        6,138,125 shares issued and outstanding                                    6,138
     Additional paid-in capital                                                1,052,666
     Accumulated (deficit) during the development stage                       (1,064,389)
     Other comprehensive income:
        Currency translation adjustment                                          (18,285)
                                                                             -----------
            Total stockholders' (deficit)                                        (23,870)
                                                                             -----------
                           Total liabilities and stockholders' (deficit)     $     3,510
                                                                             ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2006 and 2005,
    and for the period from Inception (April 23, 1999) to December 31, 2006

                                                                              INCEPTION
                                                                         (APRIL 23, 1999) TO
                                              2006             2005       DECEMBER 31, 2006
                                          -----------      -----------   -------------------
Revenues:
     Net sales                            $    18,000      $    18,834      $   124,529
                                          -----------      -----------      -----------
Costs and Expenses:
     General and administrative                30,145           24,710          933,548
     Stock Based Compensation                      --               --          234,000
     Depreciation and amortization                554              320            5,507
                                          -----------      -----------      -----------
        Total costs and expenses               30,699           25,030        1,173,055
                                          -----------      -----------      -----------

Operating (loss)                              (12,699)          (6,196)      (1,048,526)

Other income (expense):
     Interest expense                            (153)             (71)         (15,863)
                                          -----------      -----------      -----------

(Loss) before income taxes                    (12,852)          (6,267)      (1,064,389)

     Provision for income taxes                    --               --               --
                                          -----------      -----------      -----------

Net (loss)                                    (12,852)          (6,267)      (1,064,389)

Other comprehensive income:
     Currency translation gain (loss)            (239)          (1,996)         (18,285)

                                          -----------      -----------      -----------
Net comprehensive (loss)                  $   (13,091)     $    (8,263)     $(1,082,674)
                                          ===========      ===========      ===========
Net (loss) per common share:
     Basic and Diluted                    $     (0.00)     $     (0.00)     $     (0.18)
                                          ===========      ===========      ===========
Weighted average shares outstanding:
     Basic and Diluted                      6,138,125        6,138,125        6,019,807
                                          ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from Inception (April 23, 1999) to December 31, 2006

                                          PAR
                                         VALUE                                                                          TOTAL
                          NUMBER OF        OF         ADDITIONAL                               COMPREHENSIVE        STOCKHOLDERS'
                           COMMON        COMMON         PAID-IN             ACCUMULATED           INCOME                EQUITY
                           SHARES        SHARES         CAPITAL              (DEFICIT)             (LOSS)             (DEFICIT)
                         ----------      -------      -----------           -----------        -------------        -------------
Shares issued at
  inception
  (April 23, 1999)
  for cash                5,111,880      $   100      $        --           $        --           $      --           $     100

Cash capital
  contributed by
  stockholders                   --           --            2,500                    --                  --               2,500
Non cash capital
  contributed by
  stockholders                   --           --            3,774                    --                  --               3,774
Reclassification of
  paid in capital                --        5,541           (5,541)                                                           --
Acquisition of the
  net assets of MAS
  Acquisition Corp. VII     567,912           39               --                    --                  --                  39
Currency translation
  adjustment                     --           --               --                    --                 (44)                (44)
Net (loss) for
  the period                     --           --               --              (130,932)                 --            (130,932)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 1999       5,679,792        5,680              733              (130,932)                (44)           (124,563)

Cancellation of shares     (153,333)        (153)             153                    --                  --                  --
Capital contribution
  of note payable                --           --           90,300                    --                  --              90,300
Issuance of shares
  in settlement of
  note payable               41,667           42          136,088                    --                  --             136,130
Issuance of shares
  for services                3,333            3            9,997                    --                  --              10,000
Currency translation
  adjustment                     --           --               --                    --              (8,523)             (8,523)
Net (loss) for the year          --           --               --              (221,866)                 --            (221,866)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2000       5,571,459        5,572          237,271              (352,798)             (8,567)           (118,522)

Issuance of shares
  for services              533,333          533          223,467                    --                  --             224,000
Currency translation
  adjustment                     --           --               --                    --              (2,699)             (2,699)
Net (loss) for the year          --           --               --              (412,876)                 --            (412,876)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2001       6,104,792        6,105          460,738              (765,674)            (11,266)           (310,097)

Issuance of shares
  for cash                   33,333           33           10,307                    --                  --              10,340
Currency translation
  adjustment                     --           --               --                    --              (2,455)             (2,455)
Net (loss) for the year          --           --               --              (186,143)                 --            (186,143)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2002       6,138,125        6,138          471,045              (951,817)            (13,721)           (488,355)

Contribution of amounts
  due to officers                --           --          575,621                    --                  --             575,621
Currency translation
  adjustment                     --           --               --                    --              (1,374)             (1,374)
Net (loss) for the year          --           --               --               (83,117)                 --             (83,117)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2003       6,138,125        6,138        1,046,666            (1,034,934)            (15,095)              2,775

Contribution of
  amounts due
  to officers                    --           --            6,000                    --                  --               6,000
Currency translation
  adjustment                     --           --               --                    --                (955)               (955)
Net (loss) for the year          --           --               --               (10,336)                 --             (10,336)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2004       6,138,125        6,138        1,052,666            (1,045,270)            (16,050)             (2,516)

Currency translation
  adjustment                     --           --               --                    --              (1,996)             (1,996)
Net (loss) for the year          --           --               --                (6,267)                 --              (6,267)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2005       6,138,125        6,138        1,052,666            (1,051,537)            (18,046)            (10,779)

Currency translation
  adjustment                     --           --               --                    --                (239)               (239)
Net (loss) for the year          --           --               --               (12,852)                 --             (12,852)
                         ----------      -------      -----------           -----------           ---------           ---------
Balance,
  December 31, 2006       6,138,125      $ 6,138      $ 1,052,666           $(1,064,389)          $ (18,285)          $ (23,870)
                         ==========      =======      ===========           ===========           =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2006 and 2005,
    and for the period from Inception (April 23, 1999) to December 31, 2006

                                                                                           INCEPTION
                                                                                      (APRIL 23, 1999) TO
                                                                2006         2005      DECEMBER 31, 2006
                                                              --------      -------   -------------------
 Cash flows from operating activities:
      Net (loss)                                              $(12,852)     $(6,267)     $(1,064,389)
                                                              --------      -------      -----------
      Adjustments to reconcile net (loss) to net cash
         used by operating activities:
         Depreciation and amortization                             554          320            5,468
         Operating expenses contributed to capital                  --           --            1,197
         Consulting fees paid with long term note payable           --           --           90,300
         Common stock issued for services                           --           --          234,000
         Interest expense  paid with common stock                   --           --           11,130
         Officer salaries contributed to capital                    --           --           94,500
         Currency translation adjustment                          (239)      (1,996)         (18,285)
      Changes in operating assets and liabilities:
         Increase in accounts receivable                            --       (1,500)          (1,500)
         Increase in accrued expenses -officers                     --           --          478,342
         Increase (decrease) in accounts payable and
                accrued expenses                                 6,705          595            9,750
                                                              --------      -------      -----------
      Total adjustments                                          7,020       (2,581)         904,902
                                                              --------      -------      -----------

        Net cash (used in) operating activities                 (5,832)      (8,848)        (159,487)
                                                              --------      -------      -----------
Cash flows from investing activities:
        Acquisition of property and equipment                   (1,045)        (841)          (4,862)
                                                              --------      -------      -----------
        Net cash (used in) investing activities                 (1,045)        (841)          (4,862)
                                                              --------      -------      -----------
Cash flows from financing activities:
        Proceeds from loans payable                                 --           --          130,000
        Bank overdraft                                            (358)         (91)             615
        Repayment of loans payable                                  --           --           (5,000)
        Proceeds from loans payable-officers                    10,000        9,780           30,492
        Repayment of loans payable-officers                     (2,765)          --           (6,198)
        Capital contributions                                       --           --            4,000
        Common stock issued for cash                                --           --           10,440
                                                              --------      -------      -----------
        Net cash provided by financing activities                6,877        9,689          164,349
                                                              --------      -------      -----------

Net increase in cash and equivalents                                --           --               --

Cash and equivalents at beginning of period                         --           --               --

                                                              --------      -------      -----------
Cash and equivalents at end of period                         $     --      $    --      $        --
                                                              ========      =======      ===========
Supplemental Cash Flow Information
     Cash paid for interest                                   $    153      $    71      $       244
     Cash paid for income taxes                               $     --      $    --      $        --

Non-cash investing and financing activities:
     Furniture and equipment contributed to capital           $     --      $    --      $     2,616
     Contribution of note payable to paid in capital          $     --      $    --      $    90,300
     Contribution of accrued expenses to capital              $     --      $    --      $   575,621
     Settlement of note payable and accrued interest with
          common stock                                        $     --      $    --      $   136,130

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage. During 2001, the Company changed its name to Datastand Technologies, Inc.

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has recently resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused on investigating new technologies and other business opportunities in the life sciences and health care fields.

During August 1999, the Company completed a reorganization with MAS Acquisition Corp. VII (MAS) an Indiana corporation, whose assets consisted of intangibles of $39. In conjunction therewith, MAS issued 5,111,880 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization will be accounted for as though it were a recapitalization of the Company and issuance by the Company of 567,912 shares of common stock in exchange for the net assets of MAS.

On February 1, 2007, we changed our corporate name to Metabolic Research, Inc.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has yet not generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2006 aggregating $1,064,389. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

For the year ended December 31, 2006, one customer represented all of the Company's revenues. The Company's accounts receivable are due from a customer located in the United States, which accounted for 100% of its accounts receivable at December 31, 2006. The entire balance was collected in January 2007, therefore an allowance was not necessary.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Furniture and office equipment   5 years

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

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash (bank overdraft) and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Recent Pronouncements

The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company's fiscal year beginning January 1, 2008. We are currently determining the effect of this statement on our financial reporting

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective January 1, 2007 with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

         Furniture and office equipment                    $7,478
         Less: accumulated depreciation                     5,468
                                                           ------
                                                           $2,010
                                                           ======

Depreciation expense was $554, $320 and $5,468 for the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006.

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 4.  LOAN PAYABLE - OFFICER

The balance represents short-term advances to the Company. The advances are non-interest bearing and are due on demand.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

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

During April 2000, 153,333 of the shares of common stock issued pursuant to the recapitalization described in Note 1 were returned to the Company and cancelled.

During December 2001, the Company issued 533,333 shares of common stock for services pursuant to a Form S-8. These shares were valued at their fair market value on the date of issuance of $224,000.

During May 2002, the Company issued 33,333 shares of common stock for cash aggregating $10,340 pursuant to a private placement.

During December 2003, officers of the Company contributed an aggregate of $575,621 in unpaid salaries and other amounts due to them to the capital of the Company.

During 2004, certain officers contributed an aggregate of $4,500 in services and $1,500 in cash to the capital of the Company.

NOTE 6.  INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current,

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $250,000, which expire at various dates through 2026. The deferred tax asset of approximately $85,000 related to this carryforward has been fully reserved. The difference between the net operating loss and the accumulated deficit of approximately $814,000 relates to accrued salaries due to officers, which was contributed to the Company's capital and stock compensation costs that are not deductible for tax purposes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate                        34%
         Effect of operating losses                        (34)%
                                                           ---
                                                            --%
                                                           ===

NOTE 7.  SUBSEQUENT EVENTS

On January 12, 2007, we entered into a License Agreement with Dr. David P. Summers and T.W. Owen, the inventors and owners of certain technologies covered by the following provisional patent applications filed with the United States Patent and Trademark Office: (i) "Composition and Method of Producing Endogenous Therapeutic Anti-Inflammatory Eiconasids and their Metabolites by Exogenous or Oral Means," by David P. Summers and T.W. Owen, (USPTO Serial Number 60/570,649); and (ii) "Method and Process for Producing Anti-inflammatory Products from Fungi," by David P. Summers and T.W. Owen. This license agreement grants us an exclusive, irrevocable, perpetual license in North America and Mexico to develop products based on the technologies described in the patent application. We intend to use the licensed technologies for the purpose of developing anti-inflammatory and analgesic products for the treatment of arthritis and other inflammatory diseases. In consideration for the license, we issued one million shares of our common stock to Dr. Summers and one million shares of our common stock to Mr. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

On March 14, 2007, we entered into a second license with David P. Summers and T.W. Owen to exploit the technology described above in certain European markets. The terms of such license are identical to those of the first license agreement we entered into with such persons on January, 12, 2007, except for the territory. In consideration for the license, we issued an additional one million shares of our common stock to Dr. Summers and an additional one million shares of our common stock to Mr. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

On February 23, 2007, we entered into a Strategic Alliance Agreement with Partners In Science Holdings, Inc. under which each of the parties will fully cooperate with the other in inserting the other party's products into its marketing and distribution channels. Each party also agreed to extend to the other party its usual factory discount allowances for sales, including such rights and residuals as customary.
 The term of the agreement is for a period of three years, commencing on February 23, 2007.

On February 26, 2007, we entered into an employment agreement with David P. Summers, under which Mr. Summers will serve as our Chief Operating Officer. Mr. Summers will not receive any compensation for his services. The agreement, which does not have a definite term, may be terminated by Dr. Summers or us for any reason or no reason upon 14 days prior written notice to the other party.

On February 26, 2007, we entered into an employment agreement with David Brown, under which Mr. Brown will serve as our Chief Financial Officer. Mr. Brown received 100,000 shares of our common stock as full compensation for his services rendered under the agreement. The term of the agreement, which is for a two year period commencing on February 26, 2007, may be terminated by either Mr. Brown or us for any reason or no reason upon 14 days prior written notice to the other party.

In March 2007 we raised $264,400 through private placements in which we issued 625,300 restricted shares.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 1, 2006, we dismissed Stark Winter Schenkein & Co., LLP as our independent accountant. Our decision to change independent accountants was approved by our Board of Directors.

During the audits of our two most recent fiscal years ended December 31, 2005 and through the date of dismissal, we had no disagreements with Stark Winter Schenkein & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such period.

During our two most recent fiscal years and through the date of dismissal, we did not have any reportable events under Item 304(a)(1)(iv) of Regulation S-B.

The audit reports of Stark Winter Schenkein and Co., LLP on our financial statements of as of and for each of the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding our ability to continue as a going concern.

We engaged Sherb & Co., LLP as our new independent registered accountant as of November 1, 2006. During our two most recent fiscal years and through the date of their engagement, we did not consult with Sherb & Co., LLP regarding the issues of the type described in Item 304(a)(2) of Regulation S-B.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There has not been any change in our internal controls during our last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of December 31, 2006.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Our executive officers and directors are:

NAME                    AGE               POSITION(S)
----                    ---               -----------

Nick Montesano          36    Chairman of the Board, CEO, and Director
David P. Summers        69    Chief Operating Officer.
David Brown             55    Chief Financial Officer

Nick Montesano is one of our founders and has been our Chief Executive Officer and Director since December 11, 2003. He also served as our Chief Financial Officer until February 26, 2007. From April 1999 to December 11, 2003, Mr. Montesano served as our Chief Operating Officer and Director. He is responsible for our business strategy and development. Mr. Montesano was co-founder and director of CMN Consultants, an advocacy firm formed to resolve workplace accident disputes from 1993 to 1999. At CMN, he was responsible for business development including sales and marketing.

David P. Summers, PhD, D.Sci (Med), FACA, has been our Chief Operating Officer since February 27, 2007. From 2005 until current he was Director and CEO of Partners In Science Holdings, Inc., a Las Vegas, Nevada biomedical company producing nutraceutical nutritional supplements. From 2004 until 2005 he was Founder, Director and CEO of Partners In Science, Inc., a Las Vegas, Nevada predecessor Partners In Science Holdings, Inc., From 1996 to 2004, he was Founder, Chairman of the Board, and CEO of Endovasc, Inc., a Montgomery, Texas biomedical company that went public in August 1997. Endovasc commercialized drug delivery catheters, vascular stents, new stent coatings and resorbable stents using prostaglandin E-1.

David Brown has been our Chief Financial Officer since February 27, 2007. Mr. Brown has 32 years of experience in financial and banking administration, due diligence, business merger and acquisition analysis, and equipment and collateral appraisals. Since 2001, he has been an auditor for the Texas Guaranteed Student Loan Corporation, where his duties include auditing, business practice and financial analysis, data gathering, writing, and serving as lead auditor for designated audits. From October, 2000 until October, 2001 he served as the senior business financial consultant of the Public Group, Inc. From June 1999 until October 2000, he served as the executive financial and banking recruiter of Watkins & Associates, Inc. Mr. Brown received a BBA in Finance from the University of Houston, Houston, Texas in 1980.

All of our directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our Board of Directors has not established an audit committee and does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to us. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements.

We have not adopted a Code of Ethics.

Item 10. Executive Compensation

Summary Compensation

None of our executive officers received any compensation during the fiscal years ended December 31, 2006 and 2005.

On February 26, 2007, we entered into an employment agreement with David P. Summers, under which Mr. Summers will serve as our Chief Operating Officer. Mr. Summers will not receive any compensation for his services. The agreement, which does not have a definite term, may be terminated by Dr. Summers or us for any reason or no reason upon 14 days prior written notice to the other party.

On February 26, 2007, we entered into an employment agreement with David Brown, under which Mr. Brown will serve as our Chief Financial Officer. Mr. Brown received 100,000 shares of our common stock as full compensation for his services rendered under the agreement. The term of the agreement, which is for a two year period commencing on February 26, 2007, may be terminated by either Mr. Brown or us for any reason or no reason upon 14 days prior written notice to the other party.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

None of our directors received any compensation during the fiscal years ended December 31, 2006 and 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 18, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 18, 2007, we had outstanding 10,238,126 shares of our common stock.

NAME AND ADDRESS                 AMOUNT AND NATURE OF                PERCENT
OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP               OF CLASS
-------------------              --------------------               --------

OWNERS OF MORE THAN 5%

David P. Summers                        2,000,000                     19.5%
3158 Canterbury Ln.
Montgomery, TX 77354

T.W. Owen                               2,000,000                     19.5%
10635 Lessona St .
Las Vegas , NV 89141

DIRECTORS AND EXECUTIVE OFFICERS:

Nick Montesano                            192,676                      1.9%
8333 Weston Road, Suite 106,
Woodbridge, Ontario L4L 8E2

David Brown                                     0                        0%
8333 Weston Road, Suite 106,
Woodbridge, Ontario L4L 8E2

All directors and
  executive officers as
  a group (3 persons)                   2,192,676                     21.4%

----------
* Less than one percent

Item 12. Certain Relationships and Related Transactions; Director Independence

Certain Relationships and Related Transactions

On February 26, 2007, we entered into an employment agreement with David P. Summers, under which Mr. Summers will serve as our Chief Operating Officer. Mr. Summers will not receive any compensation for his services. The agreement, which does not have a definite term, may be terminated by Dr. Summers or us for any reason or no reason upon 14 days prior written notice to the other party.

On February 26, 2007, we entered into an employment agreement with David Brown, under which Mr. Brown will serve as our Chief Financial Officer. Mr. Brown received 100,000 shares of our common stock as full compensation for his services rendered under the agreement. The term of the agreement, which is for a two year period commencing on February 26, 2007, may be terminated by either Mr. Brown or us for any reason or no reason upon 14 days prior written notice to the other party.

Director Independence

None of our directors is "independent", as that term is defined by the rules of any national securities exchange or NASDAQ.

Item 13: Exhibits

         3.1 Articles of Incorporation, incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB/A filed on August 3, 1999.

         3.2 Articles of Merger, incorporated herein by reference to our Current Report on Form 8-K/A filed on November 8, 1999

         3.3 Amendment to Articles of Incorporation, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on April 5, 2001.

         3.4 Amendment to Articles of Incorporation, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on February 2, 2007.

         3.5 By-Laws, incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB/A filed on August 3, 1999.

         10.1 License Agreement, dated January 12, 2007, among the Registrant, Dr. David P. Summers and T.W. Owen, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on January 16, 2007.

         10.2 Strategic Alliance Agreement, dated February 23, 2007, between the Registrant and Partners In Science Holdings, Inc., incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on February 23, 2007.

         10.3 License Agreement, dated March 9, 2007, among the Registrant, Dr. David P. Summers and T.W. Owen , incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

         10.4 Employment Agreement, dated February 26, 2007, between the Registrant and David P. Summers, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

         10.5 Employment Agreement, dated February 26, 2007, between the Registrant and David Brown , incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

         31.1 Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act.

         32.1 Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 USC 1350).

Item 14. Principal Accountant Fees and Services

Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services.

In its review of non-audit service fees and its appointment of Sherb & Co., LLP Co., as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Sherb & Co., LLP in 2006 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2006 and 2005 were $16,000 and $9,000, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Sherb & Co., LLP or Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees

There were no other fees billed by Sherb & Co., LLP or Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Metabolic Research, Inc

Date: April 20, 2007                  By: /s/ Nick Montesano
                                         ---------------------------
                                         Nick Montesano
                                         Chief Executive Officer and
                                         Director
                                         (principal executive officer)

                                      By: /s/ Dr. David P. Summers
                                         ---------------------------
                                         Dr. David P. Summers
                                         Chief Operating Officer

                                      By: /s/ David Brown
                                         ---------------------------
                                         David Brown
                                         Chief Financial Officer
                                         (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                              DATE
    ---------                     -----                              ----


/s/ Nick Montesano       Chairman of the Board,                 April 20, 2007
------------------       Chief Executive Officer and
Nick Montesano           Director