Form 10-Q
period 2007-03-31
Metabolic Research, Inc.
filed 2007-05-16
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-QSB
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to
                                     -----    -----

                         Commission file number 000-25879


                               Metabolic Research, Inc.
                        (f/k/a Datastand Technologies, Inc.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                           35-2065469
---------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                          Identification Number)

                     10635 Lessona St., Las Vegas, NV 89141
             ------------------------------------------------------
                    (Address of principal executive offices)


            8333 Weston Road, Suite 106, Woodbridge, Ontario L4L 8E2
             ------------------------------------------------------
                 (Former Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 270-0901

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports Required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

As of April 30, 2007, the Registrant has outstanding 13,363,225 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Financial Statements Page

          Condensed Consolidated Balance Sheet at March 31, 2007
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2007 and 2006 and the period
          from inception (April 23, 1999) to March 31, 2007 (unaudited)     4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and the period from
          inception (April 23, 1999) to March 31, 2007 (unaudited)          5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                     11

ITEM 3.   CONTROLS AND PROCEDURES                                          12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                12

ITEM 2.   Changes in Securities                                            12

ITEM 3.   Defaults upon Senior Securities                                  12

ITEM 4.   Submission of Matter to a Vote of Security Holders               12

ITEM 5.   Other Information                                                12

ITEM 6.   EXHIBITS                                                         12

SIGNATURES                                                                 12

                                       Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                         (f/k/a DATASTANDTECHNOLOGIES, INC.)
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                as of March 31, 2007
                                                     (Unaudited)



     ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                    $    15,008
Accounts receivable                                                                1,500
                                                                             -----------
     Total Current Assets                                                    $    16,508

FIXED ASSETS
Property and equipment, net                                                  $     1,863
License                                                                        2,000,000
                                                                             -----------
     TOTAL ASSETS                                                            $ 2,018,371
                                                                             -----------
                                                                             -----------
     LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LAIBILITIES
Bank overdraft                                                               $     2,016
Accounts payable and accrued expenses                                             13,011
Loan payable - officer                                                            17,015
Loan payable - officer                                                            18,837
                                                                             -----------
     Total Current Liabilities                                               $    50,879
                                                                             -----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 20,000,000 shares
     authorized:  No shares issued and outstanding                                     -
Common stock - $0.001 par value, 80,000,000 shares
     authorized:  10,863,,225 shares issued and outstanding                       10,863
Additional paid in capital                                                     3,317,016
Accumulated (deficit) during the development stage)                           (1,341,880)
Other comprehensive income:
     Currency translation adjustment                                             (18,507)
                                                                             -----------
     TOTAL STOCKHOLDERS' EQUITY                                                1,967,492
                                                                             -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 2,018,371
                                                                             -----------
                                                                             -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                 METABOLIC RESEARCH, INC.
                           (f/k/a DATASTAND TECHNOLOGIES, INC.)
                               (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended as of March 31, 2007 and 2006
         and for the period from Inception (April 23, 1999) to March 31, 2007
                                       (Unaudited)



                                             For the three months ended       Inception
                                                   March 31,            (April 23, 1999) to
                                            2007             2006           March 31, 2007
                                        -----------     -----------     -------------------
REVENUES
Net sales                               $    33,954     $     5,081     $      158,483

COSTS AND EXPENSES
General and administrative                  311,298           4,849          1,478,885
Depreciation and amortization                   147             133              5,615
                                        -----------     -----------     --------------
     Total Costs and Expenses           $   311,445     $     4,982     $    1,484,500
                                        -----------     -----------     --------------
     Operating (Loss)                   $  (277,491)    $        99     $   (1,326,017)

Other income (expense):
     Interest Expense                             -             (35)           (15,863)
                                        -----------     -----------     --------------
(Loss) before income taxes                 (277,491)             64         (1,341,880)
      Provision for income taxes                  -               -                  -
                                        -----------     -----------     --------------
Net(Loss)                                  (277,491)             64         (1,341,880)

Other comprehensive income:
     Currency translation gain (loss)          (222)         (2,725)           (18,507)
                                        -----------     -----------     --------------
Net comprehensive (loss)                $  (277,713)    $    (2,661)    $   (1,360,387)
                                        -----------     -----------     --------------
                                        -----------     -----------     --------------

Net (loss) per common share
     Basic and Diluted                  $     (0.03)    $     (0.00)  $          (0.22)
Weighted average shares outstanding
     Basic and Diluted                    8,454,858       6,138,126          6,095,639

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                             (f/k/a DATASTAND TECHNOLOGIES, INC.)
                                (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended as of March 31, 2007 and 2006
          and for the period from Inception (April 23, 1999) to March 31, 2007
                                      (Unaudited)


                                                        For the three months ended    Inception
                                                              March 31,           (April 23, 1999) to
                                                       2007             2006          March 31, 2007
                                                    -----------      ----------    -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net cash (used in) operating activities       $  (269,630)    $    (5,573)    $     (429,117)
                                                   -----------     -----------     --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of property and equipment                   -          (1,200)            (4,862)
                                                   -----------     -----------     --------------
     Net cash (used in) operating activities                 -          (1,200)            (4,862)
                                                   -----------     -----------     --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans payable                                  -               -            130,000
Bank overdraft                                           1,401               -              2,016
Repayment of loans payable                                   -               -             (5,000)
Proceeds from loans payable-officers                    18,837          10,000             49,329
Proceeds from loans payable-officers                         -          (3,227)            (6,198)
Capital contributions                                        -               -              4,000
Common stock issued for cash                           264,400               -            274,840
                                                   -----------     -----------     --------------
Net cash profided by financing activities              284,638           6,773            448,987
                                                   -----------     -----------     --------------

Net Increase in cash and equivalents                    15,008               -             15,008

Cash and equivalents beginning of period                     -               -                  -
                                                   -----------     -----------     --------------
Cash and equivalents end of period                      15,008               -             15,008
                                                   -----------     -----------     --------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and
Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2006 and the two years then ended and the period from inception to December 31, 2006, including notes thereto.

(2)      Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage. During 2001, the Company changed its name to Datastand Technologies, Inc.

Until January 12, 2007, the Company was focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has recently resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. The Company are now focused on investigating new technologies and other business opportunities in the life sciences and health care fields.

On February 1, 2007, the Company changed its corporate name to Metabolic Research, Inc.

(3)      Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development state and, accordingly, has yet not generated substantial revenues operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through March 31, 2007 aggregating $1,341,880. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                                        Page Six

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

(4)      Summary of Significant Accounting Policies

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

Customer Concentration Risk - Two customers accounted for 100% of the Company's revenues during the period ended March 31, 2007. One customer accounted for 100%of the Company's revenues during the period ended March 31, 2006.

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

                                        Page Seven

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

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

(5)      License Agreements

On January 12, 2007, the Company entered into a License Agreement with Dr. David P. Summers and T.W. Owen, the inventors and owners of certain technologies covered by the following provisional patent applications filed with the United States Patent and Trademark Office: (i) "Composition and
Method of Producing Endogenous Therapeutic Anti-Inflammatory Eiconasids and their Metabolites by Exogenous or Oral Means," by David P. Summers and T.W. Owen, (USPTO Serial Number 60/570,649); and (ii) "Method and Process for Producing Anti-inflammatory Products from Fungi," by David P. Summers and
T.W. Owen. This license agreement grants the Company an exclusive, irrevocable, perpetual license in North America and Mexico to develop products based on the technologies described in the patent application. The Company intends to use the licensed technologies for the purpose of developing anti-inflammatory and analgesic products for the treatment of arthritis and other inflammatory diseases. In consideration for the license, the Company issued one million shares of its common stock to Dr. Summers and one million shares of its common stock to T. W. Owen. The Company may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.


                                        Page Eight

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

On March 14, 2007, the Company entered into a second license with David P. Summers and T.W. Owen to exploit the technology described above in certain European markets. The terms of such license are identical to those of the first license agreement the Company entered into with such persons on January, 12, 2007, except for the territory. In consideration for the license, the Company issued an additional one million shares of its common stock to Dr. Summers and an additional one million shares of our common stock to T. W. Owen. The Company may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

The Company valued the licenses at $2,000,000 based upon the market value of the common stock issued. The Company will amortize the cost of the licenses over their estimated economic life, commencing when the Company begins to receive revenue from the licenses.

(6)      Loan Payable - Officer

From time to time, a stockholder has advanced funds to us to provide additional working capital. The advances are non-interest bearing and are due on demand. The stockholder is under no obligation to continue advancing funds to us in the future. During the quarter ended March 31, 2007, additional advances totaled $18,837.

(7)      Stockholders' (Deficit)

During November 2004 the Company effected a one for three reverse stock split and during February 2000 the Company affected a two for one forward stock split. All share and per share amounts have been restated to give effect to these splits.

On January 12, 2007, the Company issued 2,000,000 shares of common stock as consideration for the North American license agreement described in Note 4. The Company valued the shares at $500,000 ($0.25 per share) based upon the closing market value on that date.

On March 14, 2007, the Company issued 2,000,000 shares of common stock as consideration for the European license agreement described in Note 4. The Company valued the shares at $1,500,000 ($0.75) per share) based upon the closing market value on that date.

On February 26, 2007, the Company entered into an employment agreement with David Brown, under which Mr. Brown will serve as our Chief Financial Officer. Mr. Brown received 100,000 shares of our common stock as full compensation for his services rendered under the agreement. The term of the agreement, which is for a two year period commencing on February 26, 2007, may be terminated by either Mr. Brown or the Company for any reason or no reason upon 14 days prior written notice to the other party. The Company valued the shares at $99,000 ($0.99 per share) based upon the closing market value on that date. The value of these shares has been recorded as deferred compensation and will be amortized over the two year period commencing February 26, 2007.

During the quarter ended March 31, 2007, the Company completed the private sale of 625,300 shares for cash proceeds of $264,400.

                                        Page Nine

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)

(8)      Sales Agreement

On February 23, 2007, the Company entered into a Strategic Alliance Agreement with Partners In Science Holdings, Inc. under which each of the parties will fully cooperate with the other in inserting the other party's products into its marketing and distribution channels. Each party also agreed to extend to the other party its usual factory discount allowances for sales, including such rights and residuals as customary. The term of the agreement is for a period of three years, commencing on February 23, 2007.

(9)      Commitments and Contingencies

On February 26, 2007, the Company entered into an employment agreement with David P. Summers, under which Dr. Summers will serve as the Chief Operating Officer. Dr. Summers will not receive any compensation for his services.
The agreement, which does not have a definite term, may be terminated by Dr. Summers or the Company for any reason or no reason upon 14 days prior written notice to the other party.

On February 26, 2007, the Company entered into an employment agreement with David Brown, under which Mr. Brown will serve as its Chief Financial Officer. Mr. Brown received 100,000 shares of the Company's common stock as full compensation for his services rendered under the agreement. The term of the agreement, which is for a two year period commencing on February 26, 2007, may be terminated by either Mr. Brown or the Company for any reason or no reason upon 14 days prior written notice to the other party.

(10)      Subsequent Events

On April 25, 2007, the Registrant issued 2,500,000 shares of its common stock to Dr. David P. Summers and T. W. Owen (1,250,000 shares to each). Such shares were issued pursuant to and in accordance with the Assignment Agreement, dated April 25, 2007, between the Company, Dr. Summers, and T. W. Owen. In consideration for the issuance of such shares, Dr. Summers and T. W. Owen granted to the Registrant an assignment to develop products based on the technologies described above under Item 1.01. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

On April 25, 2007, majority control of the Company changed with Dr. David P. Summers and T.W. Owen now controlling over 50% of the issued and outstanding stock. On April 27, 2007, the Company began its reorganization by incorporating and redomiciling the Company in Nevada by filing its Articles of Merger.

On or about April 30, 2007, the Company appointed Dr. Summers as CEO, President and Director and T.W. Owen as CFO, Secretary/Treasurer and Director.

                                        Page Ten

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-QSB.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006
-----------------------------------------------------------------------------

Revenues for the three months ended March 31, 2007 were $33,954 compared to $5,081 for the same period of 2006.


Net loss for the three months ended March 31, 2007 was $277,491 compared to net income of $64 for the same period of 2006. General and Administrative expenses for the three months ended March 31, 2007 were $306,623 compared to $4,849 for the same period of 2006.

The Company's operating expenses are mainly attributable to transfer agent fees, office lease, expenses, telephone and internet server and costs related to acquiring licensing agreements and commencing operations. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future-operating expenses may rise with the purchase of new equipment, acquisitions and the need to upgrade our technology. Noting this, the Company expects to have operating losses continue in the near future.

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

                                     Page Eleven

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          January 12, 2007: 1,000,000 shares to David Summers and 1,000,000 shares to T.W. Owen for North American License valued at $500,000.

          February 26, 2007: 100,000 shares to David Brown (former Chief Financial Officer) for compensation valued at $99,000.

          March 14, 2007: 1,000,000 shares to David Summers and 1,000,000 shares to T.W. Owen for European License valued at $1,500,000.

          Also, during the first quarter of 2007 the company completed the private sale of 625,000 shares for cash proceeds of $264,400.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.  EXHIBITS

         31.1  Certification of Chief Executive Officer and Chief
               Financial Officer Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002, David Summers, CEO

         32.1 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act of 2002, T. W. Owen, CFO.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metabolic Research, Inc.

Date: May 15, 2007

By:     /s/ David P. Summers
    ----------------------------------
         David  P. Summers
      Chief Executive Officer

By:      /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer