Form 10QSB
period 2007-06-30
Metabolic Research, Inc.
filed 2007-08-24
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-QSB
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - June 30, 2007

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

As of August 20, 2007, the Registrant has outstanding 39.631,926 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Financial Statements Page

          Condensed Consolidated Balance Sheet at  June 30, 2007
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2007 and 2006 and the period
          from inception (April 23, 1999) to June 30, 2007 (unaudited)      4

          Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2007 and 2006 and the period from
          inception (April 23, 1999) to June 30, 2007 (unaudited)           5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 8

ITEM 2.   Changes in Securities                                             8

ITEM 3.   Defaults upon Senior Securities                                   8

ITEM 4.   Submission of Matter to a Vote of Security Holders                8

ITEM 5.   Other Information                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                       Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                         (f/k/a DATASTANDTECHNOLOGIES, INC.)
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                as of June 30, 2007
                                                     (Unaudited)



     ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                    $    52,541
Notes receivable                                                                 107,000
                                                                             -----------
     Total Current Assets                                                    $   159,541

OTHER ASSETS
Investment in IDZIN, Inc.                                                    $    10,690
Patents and Trademarks                                                         9,755,152
License                                                                        2,060,000
                                                                             -----------
     Total Other Assets                                                      $11,825,842

     TOTAL ASSETS                                                            $11,985,383
                                                                             -----------
                                                                             -----------
     LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LAIBILITIES
Accounts payable                                                             $    50,611
Advances from related party                                                          200
                                                                             -----------
     Total Current Liabilities                                               $    50,811
                                                                             -----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding                               10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  39,631,926 shares issued and outstanding                        39,632
Additional paid in capital                                                    13,476,102
Accumulated (deficit) during the development stage)                           (1,591,852)
                                                                             -----------
     TOTAL STOCKHOLDERS' EQUITY                                               11,934,572
                                                                             -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $11,985,383
                                                                             -----------
                                                                             -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                 METABOLIC RESEARCH, INC.
                           (f/k/a DATASTAND TECHNOLOGIES, INC.)
                               (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended as of June 30, 2007 and 2006
         and for the period from Inception (April 23, 1999) to June 30, 2007
                                       (Unaudited)



                                             For the three months ended       Inception
                                                   June 30,            (April 23, 1999) to
                                            2007             2006           June 30, 2007
                                        -----------     -----------     -------------------
REVENUES
Net sales                               $    13,041     $     3,919     $      171,524

COSTS AND EXPENSES
General and administrative                  258,119           6,967          1,737,004
Board of Directors Expense                   30,000               -             30,000
Depreciation and amortization                     -             127              5,615
                                        -----------     -----------     --------------
     Total Costs and Expenses           $   288,119     $     7,094     $    1,772,619
                                        -----------     -----------     --------------
     Operating (Loss)                   $  (275,078)    $    (3,175)    $   (1,601,095)

Other income (expense):
     Interest Expense                             -             (32)           (15,863)
                                        -----------     -----------     --------------
(Loss) before income taxes                 (275,078)         (3,207)        (1,616,958)
      Provision for income taxes                  -               -                  -
                                        -----------     -----------     --------------
Net(Loss)                                  (275,078)         (3,207)        (1,616,958)

Other comprehensive income:
     Currency translation gain (loss)        18,507           2,831                  -
                                        -----------     -----------     --------------
Net comprehensive (loss)                $  (256,571)    $      (376)    $   (1,616,958)
                                        -----------     -----------     --------------
                                        -----------     -----------     --------------

Net (loss) per common share
     Basic and Diluted                  $     (0.02)
Weighted average shares outstanding
     Basic and Diluted                   18,313,427

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                             (f/k/a DATASTAND TECHNOLOGIES, INC.)
                                (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended as of June 30, 2007 and 2006
          and for the period from Inception (April 23, 1999) to June 30, 2007
                                      (Unaudited)


                                                        For the three months ended    Inception
                                                              June 30,           (April 23, 1999) to
                                                       2007             2006          June 30, 2007
                                                    -----------      ----------    -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Income or (Loss)                          $  (256,571)    $               $     (685,688)
     Adjustments to reconcile net loss to
     net cash provided:
     (Increase)/Decrease in Accounts Payable            37,800               -             37,800
     Services received for stock                        94,325               -             94,325
     (Increase)/Decrease in Other Liabilities           21,989               -             21,989
     Net cash (used in) operating activities       $  (102,457)    $    (6,190)    $     (531,574)
                                                   -----------     -----------     --------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of property and equipment                   -           7,235            (4,862)
                                                   -----------     -----------     --------------
     Net cash (used in) operating activities                 -           7,235            (4,862)
                                                   -----------     -----------     --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans payable                                  -               -            130,000
Bank overdraft                                               -               -              2,016
Repayment of loans payable                                   -               -             (5,000)
Proceeds from loans payable-officers                         -          10,000             49,329
Proceeds from loans payable-officers                         -          (3,227)            (6,198)
Capital contributions                                        -               -              4,000
Cash provided from asset acquisition                   125,000               -            125,000
Common stock issued for cash                            14,990               -            289,830
                                                   -----------     -----------     --------------
Net cash provided by financing activities              139,990           6,773            588,977
                                                   -----------     -----------     --------------

Net Increase in cash and equivalents                    37,533           7,818             52,541

Cash and equivalents beginning of period                15,008               -                  -
                                                   -----------     -----------     --------------
Cash and equivalents end of period                      52,541           7,818             52,541
                                                   -----------     -----------     --------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2007
                                  (UNAUDITED)


GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2006.

         License Agreements

On April 25, 2007, the Company entered into an Agreement with Dr. David P. Summers and T.W. Owen, the inventors and owners to issue 1,250,000 shares of the Company's stock to Dr. Summers and 1,250,000 shares of the Company's common stock to T.W. Owen to develop products based on certain health related technologies.


On May 16 2007, the Company entered into an agreement to issue 26,231,000 shares of the Company's common stock for certain patents and contracts of Partners in Science Holdings, Inc. The Company valued the shares based upon the closing market value on that date.

During the quarter ended June 30, 2007, the Company completed the private sale of 37,701 shares for cash proceeds of $14,990.


          Subsequent Events

On June 15, 2007, the Company entered into a consulting agreement with an individual, Mr. Ernest Muller to provide certain consulting services to the Company. The Company will issue 334,000 shares of the Company's common stock in exchange for these services.

On July 19, 2007, the Company entered into a management agreement with an individual, Mr. K.C. Quintana to manage IDZIN, Inc. The Company will issue 600,000 shares of its common restricted stock immediately and 1,200,000 share of its common restricted stock on January 1, 2008 and January 1, 2009.

On August 6, 2007, the Company entered into a consulting agreement with an individual, Dr. Rob Shorr to provide consulting services related to product development. The Company will issue 250,000 shares of it common restricted stock at the beginning of each of the four years of the contract term.

On July 24, 2007, the Company signed an unsecured debenture to pay $70,000 on January 23, 2008. The debenture is convertible at a minimum of 20 cents and a maximum of 80 cents based on 70% of the average trading price for 20 days prior to conversion.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


                                        Page Six

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and June 30, 2006
--------------------------------------------------

Revenues for the three months ended June 30, 2007 were $13,041 compared to $3,919 for the same period of 2006.


Net loss for the three months ended June 30, 2007 was $256,571 compared to net loss of $376 for the same period of 2006. General and Administrative expenses for the three months ended June 30, 2007 were $258,119 compared to $6,967 for the same period of 2006.

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

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2006.

                                        Page Seven

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          April 9, 2007, the company received the final payment on the private sale of the first quarter of $14,990 for 37,701 shares of common stock.

	  April 25, 2007, the company issued 1,250,000 shares of common stock to David Summers and 1,250,000 shares of common stock to T.W. Owen for rights to future products.

          May 16,2007, the company issued 26,231,000 shares of common stock to Partner's in Science Holdings, Inc. for assets valued at 8,918,540 based on the market value of the stock on the date of the agreement.

	  May 18, 2007, the company issued 10,690,,000 shares of the company's non trading preferred stock to the shareholders of IDZIN, Inc.

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

Date: August 22, 2007

By:     /s/ David P. Summers
    ----------------------------------
         David  P. Summers
      Chief Executive Officer

By:      /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer