Form 10QSB
period 2007-09-30
Metabolic Research, Inc.
filed 2007-11-19
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   Form 10-QSB
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - September 30, 2007

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

As of November 16, 2007, the Registrant has outstanding 40,965,926 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Financial Statements Page

          Condensed Consolidated Balance Sheet at  September 30, 2007
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and the period from inception (April 23, 1999) to September 30, 2007 (unaudited) 4

          Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 and the period from
          inception (April 23, 1999) to September 30, 2007 (unaudited)      5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 8

ITEM 2.   Changes in Securities                                             8

ITEM 3.   Defaults upon Senior Securities                                   8

ITEM 4.   Submission of Matter to a Vote of Security Holders                8

ITEM 5.   Other Information                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                       Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                         (f/k/a DATASTAND TECHNOLOGIES, INC.)
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                              as of September 30, 2007
                                                     (Unaudited)



     ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                    $    27,939
Inventory                                                                         28,589
Prepaid Financing                                                                 24,104
Notes receivable                                                                 111,667
                                                                             -----------
     Total Current Assets                                                    $   192,299

OTHER ASSETS
Investment in IDZIN, Inc.                                                    $    10,690
Patents and Trademarks                                                         9,755,152
License                                                                        2,060,000
                                                                             -----------
     Total Other Assets                                                      $11,825,842

     TOTAL ASSETS                                                            $12,018,141
                                                                             -----------
                                                                             -----------
     LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LAIBILITIES
Accounts payable                                                             $    42,604
Advances from related party                                                       20,200
Derivative Liability                                                              15,956
Note-Debenture                                                                    96,147
                                                                             -----------
     Total Current Liabilities                                               $   158,951
                                                                             -----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding                               10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  40,965,926 shares issued and outstanding                        40,966
Additional paid in capital                                                    13,847,168
Accumulated (deficit) during the development stage)                           (2,030,486)
                                                                             -----------
     TOTAL STOCKHOLDERS' EQUITY                                               11,868,338
                                                                             -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $12,018,141
                                                                             -----------
                                                                             -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                 METABOLIC RESEARCH, INC.
                           (f/k/a DATASTAND TECHNOLOGIES, INC.)
                               (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended as of September 30, 2007 and 2006 and for the period from Inception (April 23, 1999) to September 30, 2007
                                       (Unaudited)



                                         For the three months ended      Inception
                                                September 30,         April 23, 1999) to
                                            2007             2006     September 30, 2007
                                        -----------     -----------     --------------
REVENUES
Net sales                               $       540     $     4,500     $      172,064

COSTS AND EXPENSES
General and administrative                   40,265           6,529          1,777,269
Board of Directors Expense                   24,000               -            540,000
Consulting Expense                          386,681               -            386,681
Depreciation and amortization                     -             147              5,615
                                        -----------     -----------     --------------
     Total Costs and Expenses           $   450,946     $     6,676     $    2,709,565
                                        -----------     -----------     --------------
     Operating (Loss)                   $  (450,406)    $    (2,176)    $   (2,537,501)

Other income (expense):
     Interest Income                          4,666
     Interest Expense                        (2,043)            (34)           (17,906)
                                        -----------     -----------     --------------
(Loss) before income taxes                 (447,783)         (2,210)        (2,555,407)
      Provision for income taxes                  -               -                  -
                                        -----------     -----------     --------------
Net(Loss)                                  (447,783)         (2,210)        (2,555,407)

Other comprehensive income:
     Derivative Translation gain (loss)       9,148               -              9,148
     Currency translation gain (loss)             -            (191)           (18,507)
                                        -----------     -----------     --------------
Net comprehensive (loss)                $  (438,635)    $    (2,401)    $   (2,564,766)
                                        -----------     -----------     --------------
                                        -----------     -----------     --------------

Net (loss) per common share
     Basic and Diluted                  $     (0.02)
Weighted average shares outstanding
     Basic and Diluted                   25,844,305

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                             (f/k/a DATASTAND TECHNOLOGIES, INC.)
                                (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended as of September 30, 2007 and 2006 and for the period from Inception (April 23, 1999) to September 30, 2007
                                      (Unaudited)


                                                     For the three months ended     Inception
                                                            September 30,       (April 23, 1999) to
                                                       2007             2006     September 30, 2007
                                                   -----------     -----------     --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Income or (Loss)                          $  (438,635)    $         -     $   (1,133,471)
     Adjustments to reconcile net loss to
     net cash provided:
     (Increase)/Decrease in Other Assets                57,359               -             57,359
     (Increase)/Decrease in Accounts Payable             8,007               -             45,807
     Services received for stock                       333,962               -            428,287
     (Increase)/Decrease in Other Liabilities          (55,295)              -            (24,158)
     Net cash (used in) operating activities       $   (94,602)    $    (6,190)    $     (626,176)
                                                   -----------     -----------     --------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
     Acquisition of property and equipment                   -           7,235            (4,862)
                                                   -----------     -----------     --------------
     Net cash (used in) operating activities                 -           7,235            (4,862)
                                                   -----------     -----------     --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans payable                             70,000               -            200,000
Bank overdraft                                               -               -              2,016
Repayment of loans payable                                   -               -             (5,000)
Proceeds from loans payable-officers                         -          10,000             49,329
Proceeds from loans payable-officers                         -          (3,227)            (6,198)
Capital contributions                                        -               -              4,000
Cash provided from asset acquisition                         -               -            125,000
Common stock issued for cash                                 -               -            289,830
                                                   -----------     -----------     --------------
Net cash provided by financing activities               70,000           6,773            658,977
                                                   -----------     -----------     --------------

Net Increase in cash and equivalents                   (24,602)          7,818             27,939

Cash and equivalents beginning of period                52,541               -                  -
                                                   -----------     -----------     --------------
Cash and equivalents end of period                      27,939           7,818             27,939
                                                   -----------     -----------     --------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                             METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2007
                                  (UNAUDITED)


GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2006

    Securities

On July 1, 2007, the Company issued 334,000 shares of its restricted common stock at $.35 fair market value date of issue for consulting services.

On July 19, 2007, the Company issued 600,000 shares of its restricted common stock at $.275 fair market value date of issue for consulting services.

On July 24, 2007, the Company issued 250,000 shares of its restricted common stock at $.25 fair market value date of issue for consulting services related to an unsecured debenture.

On September 1, the Company issued 50,000 shares of its restricted common stock at $.16 fair market value date of issue for consulting services.

On September 15, 2007, the Company issued 100,000 shares of its restricted common stock at $.20 fair market value date of issue for consulting services.

    Subsequent Events

On November 3, 2007, the Company signed an unsecured bridge loan for $50,000 to be repaid in 120 days.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006
--------------------------------------------------

Revenues for the three months ended September 30, 2007 were $540 compared to $4,500 for the same period of 2006.


Net loss for the three months ended September 30, 2007 was $447,783 compared to net loss of $2,401 for the same period of 2006. General and Administrative expenses for the three months ended September 30, 2007 were $40,265 compared to $6,529 for the same period of 2006. Consulting expenses for the three months ended September 30, 2007 were 386,681 compared to $-0- for the same period in 2006.

The Company's operating expenses are mainly attributable to costs related to acquiring licensing agreements and commencing operations. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future-operating expenses may rise with the purchase of new equipment, acquisitions and the need to upgrade our technology. Noting this, the Company expects to have operating losses continue in the near future.

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


                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
          None

ITEM 2.  CHANGES IN SECURITIES
         On July 1, 2007, the Company issued 334,000 shares of its restricted common stock at $.35 fair market value date of issue for consulting services.

         On July 19, 2007, the Company issued 600,000 shares of its restricted common stock at $.275 fair market value date of issue for consulting services.

         On July 24, 2007, the Company issued 250,000 shares of its restricted common stock at $.25 fair market value date of issue for consulting services related to an unsecured debenture.

         On September 1, the Company issued 50,000 shares of its restricted common stock at $.16 fair market value date of issue for consulting services.

         On September 15, 2007, the Company issued 100,000 shares of its restricted common stock at $.20 fair market value date of issue for consulting services.

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

Date: November 19, 2007

By:     /s/ David P. Summers
    ----------------------------------
         David  P. Summers
      Chief Executive Officer

By:      /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer