Form 10-K
period 2007-12-31
Metabolic Research, Inc.
filed 2008-04-16
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    000-25879
                             Commission file number

                            METABOLIC RESEARCH, INC.
              (Exact name of registrant as specified in its charter)

           Nevada                                                35-2065469
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                   10635 Lessona St.
                                  Las Vegas, NV 89141
        (Address of principal United States executive offices and Zip Code)

                                    (702) 270-0901
               (Registrant's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

Issuer's revenues for the fiscal year ended December 31, 2007 were $54,026.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2007, was approximately $4,384,695.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of April 10, 2008, the Registrant had outstanding 41,453,425 shares of Common Stock.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [x].

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    Item 1.     Description of Business.....................................   3
    Item 2.     Description of Property.....................................   5
    Item 3.     Legal Proceedings...........................................   5
    Item 4.     Submission Of Matters To A Vote Of Security Holders.........   5

PART II
    Item 5.     Market For Common Equity And Related Stockholder Matters....   5
    Item 6.     Management's discussion and analysis or plan of operation...   6
    Item 7.     Financial Statements........................................   8
    Item 8.     Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure..................................   8
    Item 8a.    Controls And Procedures.....................................   8
    Item 8b.    Other Information...........................................   8

PART III
    Item 9.     Directors, Executive Officers, Promoters
                  And Control Persons; Compliance With
                  Section 16(A) Of The Exchange Act ........................   9
    Item 10.    Executive Compensation......................................   9
    Item 11.    Security Ownership Of Certain Beneficial Owners
                  And Management............................................  10
    Item 12.    Certain Relationships And Related Transactions..............  10
    Item 13.    Exhibits....................................................  11
    Item 14.    Principal Accountant Fees And Services......................  12

SIGNATURES..................................................................  12

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

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

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

We have experienced significant losses for the period from inception to December 31, 2007 aggregating $1,140,828. In addition, we have no significant revenue producing operations.

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

On January 12, 2007, we entered into a License Agreement with Dr. David P. Summers and T. W. Owen, the inventors and owners of certain technologies covered by the following provisional patent applications filed with the United States Patent and Trademark Office: (i) "Composition and Method of Producing
Endogenous Therapeutic Anti-Inflammatory Eiconasids and their Metabolites by Exogenous or Oral Means," by David P. Summers and T. W. Owen, (USPTO Serial Number 60/570,649); and (ii) "Method and Process for Producing Anti-inflammatory Products from Fungi," by David P. Summers and T. W. Owen. This license agreement grants us an exclusive, irrevocable, perpetual license in North America and Mexico to develop products based on the technologies described in the patent application. We intend to use the licensed technologies for the purpose of developing anti-inflammatory and analgesic products for the treatment of arthritis and other inflammatory diseases. In consideration for the license, we issued one million shares of our common stock to Dr. Summers and one million shares of our common stock to T. W. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

On March 14, 2007, we entered into a second license with David P. Summers and
T. W. Owen to exploit the technology described above in certain European markets. The terms of such license are identical to those of the first license agreement we entered into with such persons on January, 12, 2007, except for the territory. In consideration for the license, we issued an additional one million shares of our common stock to Dr. Summers and an additional one million shares of our common stock to Ms. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice.
In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

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

We are currently finalizing negotiations with organizations that have existing distribution channels into the nutraceutical wholesale/retail stream who sell product lines that would not be construed as being competitive with our products. We are also negotiating distribution contracts with a number of direct sales organizations. We expect to finalize and announce our key strategic alliances by the end of the second quarter.

We are currently negotiating, on a private placement basis with a domestic entity, the terms and conditions to secure funds in exchange for restricted stock. Further, we are developing a comprehensive use of funds plan and terms and conditions for a private placement with for an additional funds by September 2008. Such negotiations are at preliminary stages, and we have not entered into a definitive agreement in connection with such funding. There is no assurance that we will obtain such funding or any other funding.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Office space is currently contributed by the board of directors and is viewed as an immaterial cost to them. The Company is looking for office space warehouse space in Las Vegas, NV.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.


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

FISCAL QUARTER ENDED                LOW             HIGH
--------------------                ---             ----

March 31, 2006                     $0.35           $0.35

June 30, 2006                      $0.30           $0.50

September 30, 2006                 $0.15           $0.30

December 31, 2006                  $0.15           $0.20

March 31, 2007                     $0.12           $0.98

June 30, 2007                      $0.26           $0.64

September 30, 2007                 $0.125          $0.35

December 31, 2007                  $0.07           $0.21


The foregoing prices represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions.

Record Holders. As of April 10, 2008, the Common Stock was held of record by approximately 181 persons and entities, including significant amounts of stock held in "street name".

Dividends. We have not and do not intend to pay dividends on our capital stock in the foreseeable future.

Purchase of Our Equity Securities. Neither we nor our any of our affiliates purchased shares of our common stock during the fiscal quarter ended December 31, 2007.

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

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2007 was $54,026 compared to $18,000 for 2006. Revenue in 2006 was derived from the same customer. Revenue in 2007 was generated by the Company's new health care products from several customers.

Operating expenses for the year ended December 31, 2007 were $1,199,373 compared to $30,938 for 2006. Our 200operating expenses were mainly attributable to transfer agent fees, office lease and expenses, telephone and internet server. Our 2007 operating expenses were mainly attributable to consulting and marketing costs necessary to pursue our business plan and bring the Company's products to market. Our operating expenses may increase with the purchase of new equipment and as we upgrade our technology. We expect operating losses to continue in the near future.

General and administrative expenses for the year ended December 31, 2007 were $1,199,373 compared to $30,384 for 2006.

Net loss for the year ended December 31, 2007 was $1,165,889 compared to $13,091 for 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $13,104 cash in our bank accounts.

Net cash used in operating activities for the year ended December 31, 2007 was $509,718 compared to $5,832 for 2006.

Net cash used in investing activities for the year ended December 31, 2007 was $4,862 compared to $(1,045) for 2006.

Net cash provided by financing activities for the year ended December 31, 2007 was $517,960 compared to $6,877 for 2006.

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

GOING CONCERN

We have experienced significant losses for the period from inception to December 31, 2007 aggregating $1,140,828. In addition, we had no significant revenue producing operations at 12/31/07.

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

One customer accounted for 100% of our revenues during 2006. Several customers accounted for the revenues in 2007.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2007, we dismissed Sherb & Co., LLP as our independent accountant. Our decision to change independent accountants was approved by our Board of Directors.

During the audits of our most recent fiscal year ended December 31, 2007 and through the date of dismissal, we had no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such period.

During our two most recent fiscal years and through the date of dismissal, we did not have any reportable events under Item 304(a)(1)(iv) of Regulation S-B.

The audit reports of Sherb & Co., LLP on our financial statements of as of and for each of the fiscal year ended December 31, 2007 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding our ability to continue as a going concern.

We engaged Pollard-Kelley Auditing Services Inc. as our new independent registered accountant as of June 4, 2007. During our two most recent fiscal years and through the date of their engagement, we did not consult with Pollard-Kelley Auditing Services, Inc. regarding the issues of the type described in Item 304(a)(2) of Regulation S-B.

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007. There has not been any change in our internal controls during our last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of December 31, 2007.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are:

NAME                    AGE               POSITION(S)

David P. Summers        70    Chief Executive Officer.
T. W. Owen              60    Chief Financial Officer

David P. Summers, PhD, D.Sci (Med), FACA, has been our Chief Executive Officer since April 30, 2007. From 2005 until current he was Director and CEO of Partners In Science Holdings, Inc., a Las Vegas, Nevada biomedical company producing nutraceutical nutritional supplements. From 2004 until 2005 he was Founder, Director and CEO of Partners In Science, Inc., a Las Vegas, Nevada predecessor Partners In Science Holdings, Inc., From 1996 to 2004, he was Founder, Chairman of the Board, and CEO of Endovasc, Inc., a Montgomery, Texas biomedical company that went public in August 1997. Endovasc commercialized drug delivery catheters, vascular stents, new stent coatings and resorbable stents using prostaglandin E-1.

T. W. Owen has been our Chief Financial Officer since May 17, 2007. Ms. Owen has over 38 years of experience in marketing and financial administration, due diligence, business merger and acquisition analysis, and equipment and collateral appraisals.

All of our directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our Board of Directors has established an audit committee and does have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to us. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

We have not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

None of our executive officers received any compensation during the fiscal years ended December 31, 2007 and 2006.

On April 30, 2007, we entered into an employment agreement with David P. Summers, under which Dr. Summers will serve as our Chief Executive Officer.
Dr. Summers will not receive any compensation for his services. The agreement, which does not have a definite term, may be terminated by Dr. Summers or us for any reason or no reason upon 14 days prior written notice to the other party.

On April 30, 2007, we entered into an employment agreement with T. W. Owen, under which Ms. Owen will serve as our Chief Financial Officer. Ms. Owen will not receive any compensation for her services. The agreement, which does not have a definite term, may be terminated by Ms. Owen or us for any reason or no reason upon 14 days prior written notice to the other party.

OUTSTANDING EQUITY AWARDS

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

COMPENSATION OF DIRECTORS

None of our directors received any compensation during the fiscal year ended December 31, 2007. The two directors Dr. Summers and Ms. Owens began receiving $6,000 per month for director's services in June 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 10, 2008 the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 18, 2007, we had outstanding 10,238,126 shares of our common stock.

NAME AND ADDRESS                 AMOUNT AND NATURE OF                PERCENT
OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP               OF CLASS


OWNERS OF MORE THAN 5%

David P. Summers                        9,250,000                     22.3%
3158 Canterbury Ln.
Montgomery, TX 77354

T. W. Owen                              6,800,000                     16.4%
10635 Lessona St .
Las Vegas , NV 89141


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 30, 2007, we entered into an employment agreement with David P. Summers, under which Dr. Summers will serve as our Chief Executive Officer. Dr. Summers will not receive any compensation for his services. The agreement, which does not have a definite term, may be terminated by Dr. Summers or us for any reason or no reason upon 14 days prior written notice to the other party.

On April 30, 2007, we entered into an employment agreement with T. W. Owen, under which Ms. Owen will serve as our Chief Financial Officer. Ms. Owen will not receive any compensation for her services rendered under the agreement. The agreement, which does not have a definite term, may be terminated by Ms. Owen or us for any reason or no reason upon 14 days prior written notice to the other party.

DIRECTOR INDEPENDENCE

None of our directors is "independent", as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 13. EXHIBITS

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

         3.5 By-Laws, incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB/A filed on August 3, 1999.

         10.1 License Agreement, dated January 12, 2007, among the Registrant, Dr. David P. Summers and T. W. Owen, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on January 16, 2007.

         10.2 Strategic Alliance Agreement, dated February 23, 2007, between the Registrant and Partners In Science Holdings, Inc., incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on February 23, 2007.

         10.3 License Agreement, dated March 9, 2007, among the Registrant, Dr. David P. Summers and T. W. Owen, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

         10.4 Employment Agreement, dated February 26, 2007, between the Registrant and David P. Summers, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

         10.5 Employment Agreement, dated February 26, 2007, between the Registrant and David Brown, incorporated by reference herein from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on March 15, 2007.

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

In its review of non-audit service fees and its appointment of Pollard-Kelley Auditing Services, Inc., as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Pollard-Kelley Auditing Services, Inc. in 2007 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2007 and 2006 were $33,139 and $16,000, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by Pollard-Kelley Auditing Services, Inc. or Sherb & Co., LLP or during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

ALL OTHER FEES

There were no other fees billed by Pollard-Kelley Auditing Services, Inc. or Sherb & Co., LLP during the last two fiscal years for products and services provided.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Metabolic Research, Inc

Date: April 15, 2008             /s/ David  P. Summers
                             -----------------------------------
                                     David P. Summers
                                        President
                                 Chief Executive Officer

                                      /s/ T. W. Owen
                              ----------------------------------
                                          T. W. Owen
                                          Treasurer
                                    Chief Financial Officer



                            METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Consolidated Balance Sheet as December 31, 2007.......................F - 2

Consolidated Statements Of Operations
for the years ended December 31, 2007 and 2006........................F - 3

Consolidated Statement Of Changes In Stockholders' Equity (Deficit)
For the period from Inception (April 23, 1999) to December 31, 2007...F - 4

Consolidated Statements Of Cash Flows
for the years ended December 31, 2007 and 2006........................F - 5

Notes to Financial Statements.........................................F - 6

Pollard-Kelley Auditing Services, Inc.
Auditing Services               4500 Rockside Rd. #450, Independence, OH 44333
                                                                  330-836-2558

Board of Directors
Metabolic Research, Inc.

We have audited the accompanying balance sheets of Metabolic Research, Inc. as of December 31, 2007, and the related statements of income, changes in stockholders' equity, and cash flows for the periods ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 15, 2008

                            METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                             as of December 31, 2007

                             ASSETS
Current assets:
     Cash in Bank                                                              $    13,104
     Petty Cash Fund                                                                 1,000
     Inventory                                                                      29,850
     Prepaid Financing Fees                                                         23,621
                                                                               -----------
            Total current assets                                                    67,575
                                                                               -----------

Other Assets
     Notes Receivable                                                              111,667
     Investments                                                                    10,690
     License                                                                     2,060,000
     Patent Assignments                                                          9,755,152
                                                                               -----------
            Total Other Assets                                                 $11,937,509
                                                                               -----------

                           Total assets                                        $12,005,084
                                                                               -----------
                                                                               -----------

              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts Payable                                                          $    89,259
     Advances to Related Party                                                      71,200
     Note Debenture                                                                 72,476
     Derivative Liabilities                                                             42
                                                                               -----------
            Total current liabilities                                              232,977
                                                                               -----------
Stockholders' (deficit):
     Preferred stock - $0.001 par value, 50,000,000 shares authorized:
        10,690,000 issued and outstanding                                           10,690
     Common stock - $0.001 par value, 200,000,000 shares authorized:
        41,453,425 shares issued and outstanding as of December 31, 2007            41,453
     Additional paid-in capital                                                 13,925,181
     Retained Earnings or (Deficit accumulated during the development stage     (2,205,217)
                                                                               -----------
            Total stockholders' (deficit)                                       11,772,107
                                                                               -----------

                           Total liabilities and stockholders' (deficit)       $12,005,084
                                                                               -----------
                                                                               -----------

    The accompanying notes are an integral part of these consolidated financial statements.


                            METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2007 and 2006,
    and for the period from Inception (April 23, 1999) to December 31, 2007

                                                                              INCEPTION
                                                                         (APRIL 23, 1999) TO
                                              2007             2006       DECEMBER 31, 2007
                                          -----------      -----------   -------------------
Revenues                                  $    54,026      $    18,000      $   178,555
Cost of Sales                                  21,251               --           21,251
                                          -----------      -----------      -----------
     Net Revenues                              32,775           18,000          157,304

Operating  Expenses:
     Consulting Expenses                      510,905              554          744,905
     Board of Directors Expense               102,000               --          102,000
     Depreciation                                  --               --            5,507
     General and administrative               586,468           30,384        1,520,016
                                          -----------      -----------      -----------
        Total Operating Expenses            1,199,373           30,938        2,372,428
                                          -----------      -----------      -----------

Net Operating (loss)                       (1,166,598)         (12,938)      (2,215,124)


Other Expenses:
     Interest income                            4,667               --            4,667
     Interest expense                          (3,968)            (153)         (19,821)
                                          -----------      -----------      -----------
Total Other Expenses                              709             (153)         (15,154)
                                          -----------      -----------      -----------
Net Loss Before Income Taxes               (1,165,889)         (13,091)      (2,230,278)

     Income Tax Expense                            --               --               --
                                          -----------      -----------      -----------

Net (loss)                                 (1,165,889)         (13,091)      (2,230,278)

Other Comprehensive Income:
     Derivative gain (loss)                   25,061               --           25,061

                                          -----------      -----------      -----------
Net comprehensive (loss)                  $(1,140,828)     $   (13,091)     $(2,205,217)
                                          -----------      -----------      -----------
                                          -----------      -----------      -----------

Basic (loss) per common share            $     (0.04)

Weighted average Number of
Common Shares Outstanding                  32,695,292

     The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 3

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from Inception (April 23, 1999) to December 31, 2007

                                                      PAR
                                                     VALUE                                            TOTAL
                                       NUMBER OF       OF         ADDITIONAL         RETAINED        STOCKHOLDERS'
                                        COMMON       COMMON         PAID-IN          EARNINGS          EQUITY
                                        SHARES       SHARES         CAPITAL         (DEFICIT)         (DEFICIT)
                                      ----------     -------      -----------      ------------     -------------
Shares issued at inception
  (April 23, 1999) for cash           5,111,880      $   100      $        --      $         --      $      100

Cash capital contributed by
  stockholders                               --           --            2,500                --           2,500
Non cash capital contributed by
  stockholders                               --           --            3,774                --           3,774
Reclassification of paid in capital          --        5,541           (5,541)               --              --
Acquisition of the net assets of
  MAS Acquisition Corp. VII             567,912           39               --                --              39
Currency translation adjustment              --           --               --                --             (44)
Net (loss) for the period                    --           --               --          (130,932)       (130,932)
                                     ----------      -------      -----------       -----------        --------
Balance as at December 31, 1999       5,679,792        5,680              733          (130,932)       (124,563)

Cancellation of shares                 (153,333)        (153)             153                --              --
Capital contribution of note
  payable                                    --           --           90,300                --          90,300
Issuance of shares in settlement
  of note payable                        41,667           42          136,088                --         136,130
Issuance of shares for services           3,333            3            9,997                --          10,000
Currency translation adjustment              --           --               --                --          (8,523)
Net (loss) for the year                      --           --               --          (221,866)       (221,866)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2000       5,571,459        5,572          237,271          (352,798)       (118,522)

Issuance of shares for services         533,333          533          223,467                --         224,000
Currency translation adjustment              --           --               --                --          (2,699)
Net (loss) for the year                      --           --               --          (412,876)       (412,876)
                                     ----------      -------      -----------        ----------       ---------
Balance as at December 31, 2001       6,104,792        6,105          460,738          (765,674)       (310,097)

Issuance of shares for cash              33,333           33           10,307                --          10,340
Currency translation adjustment              --           --               --                --          (2,455)
Net (loss) for the year                      --           --               --          (186,143)       (186,143)
                                     ----------      -------      -----------       -----------        --------
Balance as at December 31, 2002       6,138,125        6,138          471,045          (951,817)       (488,355)

Contribution of amounts due to
officers                                     --           --          575,621                --         575,621
Currency translation adjustment              --           --               --                --          (1,374)
Net (loss) for the year                      --           --               --           (83,117)        (83,117)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2003       6,138,125        6,138        1,046,666        (1,034,934)          2,775

Contribution of amounts due
  to officers                                --           --            6,000                --           6,000
Currency translation adjustment              --           --               --                --            (955)
Net (loss) for the year                      --           --               --           (10,336)        (10,336)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2004       6,138,125        6,138        1,052,666        (1,045,270)         (2,516)

Currency translation adjustment              --           --               --                --          (1,996)
Net (loss) for the year                      --           --               --            (6,267)         (6,267)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2005       6,138,125        6,138        1,052,666        (1,051,537)        (10,779)

Currency translation adjustment              --           --               --                --            (239)
Net (loss) for the year                      --           --               --           (12,852)        (12,852)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2006       6,138,125      $ 6,138      $ 1,052,666       $(1,064,389)      $  (5,585)
                                     ----------      -------      -----------       -----------       ---------
On January 12, 2007 issued
   2,000,000 shares for license
   agreement                          2,000,000        2,000          498,000                           500,000

On February 26, 2007 issued
   100,000 shares for employment
   agreement                            100,000          100           89,000                            99,000

On March 14, 2007 issued 200,000
   shares for license agreement       2,000,000        2,000        1,558,000                         1,560,000

During first quarter issued
   625,300 shares for cash              625,300          625          263,775                           264,000

On April 25, 2007 issued 2,500,000
   shares for agreement to develop
   products                           2,500,000        2,500        1,097,000                         1,100,000

On April 25, 2007 issued
   26,231,000 for patents and
   contracts                         26,231,000       26,231        8,892,309                         8,918,540

On July 1,2007 issued 334,000
   shares for services                  334,000          334          116,566                           116,900

On July 19, 2007 issued 600,000
   shares for services                  600,000          600          164,400                           165,000

On July 24, 2007 issued 250,000
   shares for services                  250,000          250           62,250                            62,500

On September 1, 2007 issued
   50,000 shares for services            50,000           50            7,950                             8,000

On September 15, 2007 issued
   100,000 shares for services          100,000          100           19,900                            20,000

On November 3, 2007 issued
   125,000 shares for services          125,000          125           22,375                            22,500

On November 5, 2007 issued
   200,000 shares for services          200,000          200           35,800                            36,000

On November 28, 2007 issued
   200,000 shares for services          200,000          200           35,800                            36,000

Net (Loss) for year ended
   December 31, 2007                                                                 (1,140,828)     (1,140,828)
                                     ----------      -------      -----------       -----------       ---------
Balance as at December 31, 2007      41,453,425       41,453       13,926,191        (2,205,217)     11,762,427

              The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 3

                            METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2007 and 2006,
    and for the period from Inception (April 23, 1999) to December 31, 2007

                                                                                           INCEPTION
                                                                                      (APRIL 23, 1999) TO
                                                                2007         2006      DECEMBER 31, 2007
                                                              --------      -------   -------------------
 Cash Flows from Operating Activities:
      Net (loss)                                           $(1,140,828)    $(12,537)     $(2,205,217)
                                                           -----------     --------      -----------
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided:
      Increase/(Decrease) in Accounts Receivable                 1,500           --               --
      Increase/(Decrease) in Other Current Assets               54,471           --          111 830
      Increase/(Decrease) in Other Assets                      122,357           --          122 367
      Increase/(Decrease) in Accounts Payable                  (78,894)       6,705          (89,259)
      Services received for stock                              672,918           --        1,329,731
      Increase/(Decrease) in Other Liabilities                (143,718)          --         (143,718)
      Interest paid with stock                                      --           --           11,130
      Accrued Interest                                           2,476           --            2,476
      Services Contributed                                          --           --           95,697
      Services paid with note payable                               --          554            5,468
Net cash (used in) operating activities                    $  (509,718)   $  (5,832)      $ (669,205)
                                                           -----------     --------      -----------
Cash flows from investing activities:
        Acquisition of property and equipment                    4,862       (1,045)              --
                                                              --------      -------      -----------
        Net cash (used in) investing activities                  4,862       (1,045)              --
                                                           -----------     --------      -----------
Cash flows from financing activities:
        Proceeds from loans payable                             70,000           --          200,000
        Bank overdraft                                              --         (358)             615
        Repayment of loans payable                               5,000           --            5,000
        Proceeds from loans payable-officers                    71,200       10,000          100,692
        Repayment of loans payable-officers                    (17,015)      (2,765)         (23,213)
        Capital contributions                                       --           --            4,000
        Cash provided from merger                              125,000           --          125,000
        Common stock issued for cash                           263,775           --          274,215
                                                           -----------     --------      -----------
        Net cash provided by financing activities              517,960        6,877          682,309
                                                           -----------     --------      -----------

Net increase in cash and equivalents                            13,104           --           13,104

Cash and equivalents at beginning of period                         --           --               --
                                                           -----------     --------      -----------
Cash and equivalents at end of period                      $    13,104     $     --      $    13,104
                                                           -----------     --------      -----------
                                                           -----------     --------      -----------
Supplemental Cash Flow Information
     Cash paid for interest                                   $    153      $   153      $       244
     Cash paid for income taxes                               $     --      $    --      $        --

Non-cash investing and financing activities:
     Furniture and equipment contributed to capital           $     --      $    --      $     2,616
     Contribution of note payable to paid in capital          $     --      $    --      $    90,300
     Contribution of accrued expenses to capital              $     --      $    --      $   575,621
     Settlement of note payable and accrued interest with
          common stock                                        $     --      $    --      $   136,130

              The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 3

                            METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

                            METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

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

Web Development Costs

The web site will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its products, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.
                                          F - 6

                            METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                            METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

NOTE 3.  PROPERTY AND EQUIPMENT

None

NOTE 4.  ADVANCES PAYABLE - RELATED PARTY

The balance represents short-term advances to the Company. The advances are non-interest bearing and are due on demand.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

During November 2004 the Company effected a one for three reverse stock split and during February 2000 the Company affected a two for one forward stock split. All share and per share amounts have been restated to give effect to these splits.

At inception the Company issued 5,111,880 shares of its $.001 par value stock to officers and directors for cash aggregating $100.

The shareholders of the Company contributed the following to the capital of the Company during the year ended December 31, 1999.

         Furniture and office equipment                    $2,616
         Payment of operating expenses                      1,158
         Cash                                               2,500
                                                           ------
                                                           $6,274
                                                           ------
                                                           ------

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

During 2004, certain officers contributed an aggregate of $4,500 in services and $1,500 in cash to the capital of the Company. On January 12, 2007, the Company issued 2,000,000 shares of common stock as consideration for the North American nutraceutical license agreement. The Company valued the shares at $500,000 ($0.25 per share) based upon the closing market value on that date.

On March 14, 2007, the Company issued 2,000,000 shares of common stock as consideration for the European nutraceutical license agreement. The Company valued the shares at $1,500,000 ($0.75) per share) based upon the closing market value on that date.

On February 26, 2007, the Company entered into an employment agreement with David P. Summers, to serve as Chief Operating Officer. Dr. Summers did not receive any compensation for his services under that agreement.

                             METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

NOTE 5.  STOCKHOLDERS' (DEFICIT) (continued)

On February 26, 2007, the Company entered into an employment agreement with David Brown to serve as Chief Financial Officer. Mr. Brown received 100,000 shares of common stock in full compensation for his services rendered under the agreement. The agreement has been terminated without cause. The Company valued the shares at $99,000 ($0.99 per share) based upon the closing market value on that date.

On February 23, 2007, the Company entered into a Strategic Alliance Agreement with Partners In Science Holdings, Inc. under which each of the parties cooperated by each inserting the other party's products into its marketing and distribution channels.

In March 2007 we raised $264,400 through private placements in which we issued 625,300 restricted shares

On May 16 2007, the Company entered into an agreement to issue 26,231,000 shares of the Company's common stock for certain patents and contracts of Partners in Science Holdings, Inc., superseding the February 23, 2007 agreement. The Company valued the shares based upon the closing market value on that date.

On May 18, 2007, the Company entered into an agreement to issue 10,690,000 shares of the Company's non-trading preferred stock, at $0.001 par value for acquisition of IDZIN, Inc. an internet marketing company as a wholly owned subsidiary of the company.

On May18 2007 the Company entered into a consulting agreement with an individual, Dr. Rob Shorr for technical formulation consulting services to
the Company.   Dr. Shorr will receive $2,500 monthly. The Company issued
250,000 shares of the Company's common stock in exchange for these services.

On May 18, 2007 the Company entered into a consulting agreement with an individual James Slayton to provide certain management consulting services to the Company. The Company is obligated to issue 200,000 shares of the Company's common stock in exchange for these services.


On May 18, 2007 the Company entered into an agreement with Business Accounting Services to provide certain accounting services to the Company.

On June 15, 2007 the Company entered into a consulting agreement with an individual, Mr. Ernest Muller to provide certain consulting services to the Company. The Company issued 334,000 shares of the Company's common stock in exchange for these services.

On July 1, 2007 the Company entered into an employment agreement with an individual, K. C. Quintana, to manage day to day operations of IDZIN, Inc. as an operating division of the Company. The Company issued 600,000 shares of the Company's common stock in exchange for these services.

On July 23, 2007 the Company entered into an agreement with Gabrielle Behrmann to facilitate funding and or financing for the Company. The Company issued 250,000 shares of the Company's common stock in exchange for these services.

On July 24, 2007, the Company signed an unsecured debenture for $70,000 due January 23, 2008. The debenture is convertible at a minimum of 20 cents and a maximum of 80 cents based on 70% of the average trading price for 20 days prior to conversion.

On August 1, 2007 the Company entered into an agreement with Stemfit LLC to provide warehouse facilities and fulfillment services to the company. The contract is on a cash "piece rate" basis.

                             METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)

NOTE 5.  STOCKHOLDERS' (DEFICIT) (continued)

On August 1, 2007 the Company entered into an agreement with Hrkach Marketing LLC for creation, implementation, and administration of the company's internet content. The Company is obligated to issue 200,000 shares of the Company's common stock in exchange for these services.

On September 1, 2007 the Company entered into an agreement with Profound
Fitness Inc. to conduct both informal and formal studies on the efficacy of the Company's products. The Company issued 50,000 shares of the Company's common stock in exchange for the first phase of these services. Upon completion of the final phase of these services in 2008, the Company will issue 125,000 shares of its common stock.

On September 15, 2007 the Company entered into an agreement with Interactive Consulting Services for business advisory consulting services. The Company issued 250,000 shares of the Company's common stock in exchange for these services.

On November 3, 2007 the Company signed an unsecured debenture for $50,000 due January 23, 2008. The debenture is convertible at the rate of 20 cents. The Company issued 125,000 shares of the Company's common stock in conjunction with the debenture.


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

The Company currently has net operating loss carryforwards aggregating approximately $1,140,828, which expire at various dates through 2026. The deferred tax asset of approximately $85,000 related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate                        34%
         Effect of operating losses                        (34)%
                                                           ---
                                                             0%
                                                           ---
                                                           ---
                                        F - 11

                             METABOLIC RESEARCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Continued)
NOTE 7.  SUBSEQUENT EVENTS

On January 1, 2008 the Company entered into an agreement with Profound Fitness Inc. to act as consultant and talent coordinator. The Company is obligated to issue 200,000 shares of the Company's common stock in exchange for these services.

On February 21, 2008 the Company entered into an agreement with Medical Services PLLC as a medical and technical advisor to the company. The Company is obligated to issue 200,000 shares of the Company's common stock in exchange for these services.

On March 8, 2008 the Company entered into an agreement with LL Bybee for a $25,000 loan payable May 8, 2008. The Company is obligated to issue 150,000 shares of the Company's common stock in consideration for this loan.

On March 30, 2008 the Company entered into an agreement with Simeon Rice to act as the Company's principal athletic spokesperson. The Company is obligated to issue 176,000 shares of the Company's common stock in exchange for these services.

On March 30, 2008 the Company entered into an agreement with Ellis Wyms to act as a Company spokesperson. The Company is obligated to issue 50,000 shares of the Company's common stock in exchange for these services.

On March 30, 2008 the Company entered into an agreement with Business Accounting Services, LLC to provide executive administrative and accounting oversight to the Company. Business Accounting Services, LLC will receive $2,500 monthly.
The Company is obligated to issue 600,000 shares of the Company's common stock in exchange for these services.