Form 10-Q
period 2008-03-31
Metabolic Research, Inc.
filed 2008-05-14
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - March 31, 2008

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

As of April 30, 2008, the Registrant has outstanding 41,453,425 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at March 31, 2008
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2008 and 2007                        4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2008 and 2007                              5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                as of March 31, 2008
                                                     (Unaudited)



ASSETS:
Current Assets
Cash and Cash Equivalents                                                    $     6,724
Accounts receivable                                                               17,097
Inventory                                                                         41,814
Prepaid Financing                                                                 23,140
                                                                             -----------
     Total Current Assets                                                    $    88,775

Other Assets
Investments in IDZIN, Inc.                                                   $    10,690
Patents and Trademarks                                                        10,255,152
License                                                                        1,560,000
                                                                             -----------
     Total Other Assets                                                      $11,825,842
                                                                             -----------
                                                                             -----------

     Total Assets                                                            $12,026,283
                                                                             -----------
                                                                             -----------

LIABILITIES AND STOCKHOLDERS'EQUITY:
Current Liabilities
Accounts Payable                                                             $   114,105
Advances from Related Parties                                                     72,200
Note-Debenture                                                                    73,921
Notes Payable                                                                     25,000
Derivative Liability                                                                 449
                                                                             -----------
     Total Current Liabilities                                               $   288,675
                                                                             -----------
                                                                             -----------

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding                         $    10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  41,453,425 shares issued and outstanding                       41,453
Additional paid in capital                                                    13,926,191
Accumulated (deficit) during the development stage)                           (2,352,392)
                                                                             -----------
     Total Stockholders' Equity                                             $ 11,625,942
                                                                             -----------
     Total Liabilities And Stockholders' Equity                             $ 11,914,617
                                                                             -----------
                                                                             -----------

   he accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three months ended as of March 31, 2008 and 2007

                                       (Unaudited)



                                         For the three months ended
                                                  March 31,
                                            2008            2007
                                        -----------     -----------
REVENUES:
Net sales                               $   186,036     $    33,954
Cost of Sales                                58,118              -4
Gross Profit                                127,918          33,954

COSTS AND EXPENSES:
General and administrative                  113,582         311,520
Board of Directors Expense                   36,000               -
Consulting Expense                           10,500               -
Depreciation and Amortization                     -             147
                                        -----------     -----------
     Total Costs and Expenses           $   160,082     $   311,667
                                        -----------     -----------
                                        -----------     -----------

Operating (Loss)                        $   (32,164)    $  (277,713)


OTHER INCOME (EXPENSE):
Interest Expense                             (1,928)              -
                                        -----------     -----------
(Loss) before income taxes                  (34,092)       (277,713)
Provision for income taxes                        -               -
                                        -----------     -----------
Net(Loss)                                   (34,092)       (277,713)

Other comprehensive income:
Derivative Items                               (406)              -
Note Receivable - Write Off                (111,667)              -
                                        -----------     -----------
Net comprehensive (loss)                $  (146,165)    $  (277,713)
                                        -----------     -----------
                                        -----------     -----------

Net (loss) per common share
     Basic and Diluted                  $     (0.00)
Weighted average shares outstanding
     Basic and Diluted                   41,453,425

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended as of March 31, 2008 and 2007

                                      (Unaudited)


                                                            For the three months ended
                                                                   March 31,
                                                           2008             2007
                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)                                   $  (146,165)      $  (269,630)
Increase/(Decrease) in Accounts Receivable                  17,097
Increase/(Decrease) in Other Assets                        117,012
Increase/(Decrease) in Accounts Payable                    (24,846)
Accrued Interest                                             1,928
Increase/(Decrease) in Other Liabilities                      (406)
Net Cash (used in) Operating Activities                    (35,380)         (269,630)
                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                  $         -      $          -

                                                        ----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable                            $    25,000      $          -
Bank overdraft                                                   -             1,401
Proceeds from loans payable-officers                         7,000            18,837
Repayment of loans payable-officers                         (3,000)                -
Common stock issued for cash                                     -           264,400
                                                        ----------       -----------
Net cash provided by financing activities              $    29,000      $    284,638
                                                        ----------       -----------

Net Increase in cash and equivalents                   $    (6,380)     $     15,008

Cash and equivalents beginning of period                    13,104                 -
                                                        ----------       -----------
Cash and equivalents end of period                     $     6,724      $     15,008
                                                        ----------       -----------
                                                        ----------       -----------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                             METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2008
                                  (UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2007.

PREFERRED STOCK

The Company issued 10,690,00 shares of its preferred stock May 18, 2007.
The preferred stock is convertible on a one to one basis. The stock does not have any other preferences.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving substantial revenues from its planned principal operations.

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

                                Page Six

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2007

Revenues for the three months ended March 31, 2008 were $186,036 compared to $33,954 for the same period of 2007.

Net loss for the three months ended March 31, 2008 was $34,498 compared to net loss of $277,491 for the same period of 2006. General and Administrative expenses for the three months ended March 31, 2008 were $113,582 compared to $306,623 for the same period of 2007.

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

For further information, refer to our Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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


                           PART II. OTHER INFORMATION

ITEM 1.   ADMINISTRATIVE PROCEEDINGS
          The Company has appealed a ruling by the NASD Board of Governors concerning a late notification notice by the NASD on the Company's 12/31/07 10K filing.

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

Date: May 13, 2008

By:     /s/ David P. Summers
    ----------------------------------
         David  P. Summers
      Chief Executive Officer

By:      /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer