Form 10-Q
period 2008-06-30
Metabolic Research, Inc.
filed 2008-08-14
CIK 1081369

a
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - June 30, 2008

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

                     6320 McLeod Dr, Ste 7, Las Vegas, NV 89120
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 263-7070

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

As of August 7, 2008, the Registrant has outstanding 42,053,425 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at June 30, 2008
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2008 and 2007                         4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended June 30, 2008 and 2007                               5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                as of June 30, 2008
                                                     (Unaudited)



ASSETS:
Current Assets
Cash and Cash Equivalents                                                    $    79,547
Accounts receivable                                                               87,148
Inventory                                                                          7,632
Deposits                                                                           2,450
Prepaid Financing                                                                 22,658
                                                                             -----------
     Total Current Assets                                                    $   199,435

Other Assets

Furniture and Equipment                                                      $     3,273
Communication Equipment                                                            6,453
Investments in IDZIN, Inc.                                                        10,690
Patents and Trademarks                                                        10,255,152
License                                                                        1,560,000
                                                                             -----------
     Total Other Assets                                                      $11,835,568
                                                                             -----------
                                                                             -----------

     Total Assets                                                            $12,035,003
                                                                             -----------
                                                                             -----------

LIABILITIES AND STOCKHOLDERS'EQUITY:
Current Liabilities
Accounts Payable                                                             $   110,014
Royalties Payable                                                                 64,505
Advances from Related Parties                                                    140,200
Note-Debenture                                                                    75,396
Derivative Liability                                                                  11
                                                                             -----------
     Total Current Liabilities                                               $   390,126
                                                                             -----------
                                                                             -----------

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding                         $     10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  42,053,425 shares issued and outstanding                        42,091
Additional paid in capital                                                    14,039,293
Deferred Compensation                                                            (93,865)
Accumulated (deficit) during the development stage)                           (2,353,332)
                                                                             -----------
     Total Stockholders' Equity                                             $ 11,644,877
                                                                             -----------
     Total Liabilities And Stockholders' Equity                             $ 12,035,003
                                                                             -----------
                                                                             -----------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three months ended as of June 30, 2008 and 2007

                                       (Unaudited)



                                         For the three months ended
                                                  June 30,
                                            2008            2007
                                        -----------     -----------
REVENUES:
Net sales                               $   837,743     $    13,041

Cost of Sales                               290,012               0

Gross Profit                                547,731          13,041

COSTS AND EXPENSES:
General and administrative                  290,024         239,612
Advertising Expense                         145,669               -
Board of Directors Expense                   40,000          30,000
Consulting Expense                           58,795               -
Depreciation and Amortization                    82               -
                                        -----------     -----------
     Total Costs and Expenses           $   534,570     $   269,612
                                        -----------     -----------
                                        -----------     -----------

Net Operating Profit or (Loss)          $    13,161     $  (256,571)


OTHER INCOME (EXPENSE):
Interest Expense                        $    (1,956)    $         -
                                        -----------     -----------

Net Income or(Loss) before
Income Taxes                                 11,205        (256,571)
                                        -----------     -----------
Net Income or (Loss)                         11,205        (256,571)

Other comprehensive income:
Derivative Items                                437               -
                                        -----------     -----------
Net comprehensive Income or (loss)
                                        $    11,642     $  (256,571)
                                        -----------     -----------
                                        -----------     -----------

Net Income or (loss) per common share
     Basic and Diluted                  $     (0.00)
Weighted average shares outstanding
     Basic and Diluted                   41,711,758

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended as of June 30, 2008 and 2007

                                      (Unaudited)


                                                            For the three months ended
                                                                   June 30,
                                                           2008             2007
                                                       -----------       -----------
CASH OPERATING ACTIVITIES:
Net Income or (Loss)                                   $    11,642       $  (256,571)

Adjustments to Reconcile Net Loss to Net Cash
Provided
Increase/(Decrease) in Accounts Receivable                  50,051                 -
Increase/(Decrease) in Prepaid Services                     93,865                 -
Increase/(Decrease) in Inventory                           (44,182)                -
Increase/(Decrease) in Other Assets                          1,968            21,989
Increase/(Decrease) in Accounts Payable                    (10,317)           37,800
Increase/(Decrease) in Royalties Payable                   (64,505)
Accrued Interest                                             1,956
Services Received for Stock                                      -            94,325
Increase/(Decrease) in Other Liabilities                       437                 -
                                                        ----------       -----------
Net Cash (used in) Operating Activities                $    17,631      $   (102,457)
                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                  $    (9,808)     $          -
                                                        ----------       -----------
Net cash (used in) investing activities                $    (9,808)     $          -
                                                        ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable-officers                   $    70,000      $          -
Repayment of loans payable-officers                         (5,000)                -
Cash provided from merger                                        -           125,000
Common stock issued for cash                                     -            14,990
                                                        ----------       -----------
Net cash provided by financing activities              $    65,000      $    139,990
                                                        ----------       -----------

Net Increase in cash and equivalents                   $    72,823      $     37,533

Cash and equivalents beginning of period                     6,724            15,008
                                                        ----------       -----------
Cash and equivalents end of period                     $    79,547      $     52,541
                                                        ----------       -----------
                                                        ----------       -----------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                             METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2008
                                  (UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2007.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving substantial revenues from its planned principal operations.

SUBSEQUENT EVENTS

On July 1, 2008, the Company entered into a consulting agreement that includes issuing 150,000 shares of the company's restricted common stock.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and June 30, 2007

Revenues for the three months ended June 30, 2008 were $837,743 compared to $13,041 for the same period of 2007.

Net Income for the three months ended June 30, 2008 was $11,642 compared to net (loss) of $(256,571) for the same period of 2007. General and Administrative expenses for the three months ended June 30, 2008 were $290,024 compared to $239,612 for the same period of 2007.

The Company's operating expenses were mainly attributable to transfer agent fees, office lease, expenses, telephone and internet server and costs related to acquiring licensing agreements and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future-operating expenses may rise with the purchase of new equipment, acquisitions, expansion of product line, the need to upgrade our technology and growth in sales.


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


                           PART II. OTHER INFORMATION

ITEM 1.   ADMINISTRATIVE PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          On April 15, 2008 issued 150,000 shares for future services. On April 17, 2008 issued 200,000 shares for future services. On May 16, 2008 issued 200,000 shares for future services.

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

Date: Augus 14, 2008

By:     /s/ David P. Summers
    ----------------------------------
         David  P. Summers
      Chief Executive Officer

By:      /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer