Form 10-K/A
period 2007-12-31
Metabolic Research, Inc.
filed 2008-09-05
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934
Rule 13a-15(f) and 15d-15(f) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROLS

There was no change to the Company's internal controls over financial reporting during the fiscal year ended December 31, 2007 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

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