Form 10-Q
period 2008-09-30
Metabolic Research, Inc.
filed 2008-11-20
CIK 1081369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended - September 30, 2008

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

As of November 12, 2008, the Registrant has outstanding 48,525,929 shares of Common Stock.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                                   INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at September 30, 2008
          (unaudited)                                                       3

          Condensed Consolidated Statements of Operations for the
          three months ended September 30, 2008 and 2007                    4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended September 30, 2008 and 2007                          5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                              METABOLIC RESEARCH, INC.
                                           (A Development Stage Company)
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                as of September 30, 2008
                                                     (Unaudited)

                                                              September 30,    December 31,
                                                                 2008             2007

ASSETS:
Current Assets
Cash and Cash Equivalents                                     $      6,522     $     14,104
Accounts Receivable                                                160,646                -
Inventory                                                           45,552           29,850
Deposits                                                             2,450                -
Prepaid Financing                                                   22,176           23,621
                                                              ------------     ------------
     Total Current Assets                                     $    237,346     $     67,575

Other Assets
Notes Receivable                                              $          -     $    111,667
Furniture and Equipment                                              3,273                -
Communication Equipment                                              5,963                -
Investments in IDZIN, Inc.                                          10,690           10,690
Patents and Trademarks                                          10,255,152        9,755,152
License                                                          1,560,000        2,060,000
                                                              ------------     ------------
     Total Other Assets                                       $  11,85,078     $ 11,935,509
                                                              ------------     ------------
                                                              ------------     ------------

     Total Assets                                             $ 12,072,424     $ 12,005,084
                                                              ------------     ------------
                                                              ------------     ------------

LIABILITIES AND STOCKHOLDERS'EQUITY:
Current Liabilities
Accounts Payable                                              $    179,571     $     89,259
Credit Cards                                                         6,474                -
Royalties Payable                                                  115,553                -
Advances from Related Parties                                       45,200           71,200
Due Related Parties                                                 24,264                -
Note-Debenture                                                     119,766           72,476
Derivative Liability                                                    11               42
                                                              ------------     ------------
     Total Current Liabilities                                $    490,839     $    232,977
                                                              ------------     ------------
                                                              ------------     ------------

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding           $     10,690    $     10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  41,453,425 shares issued and outstanding          48,526          41,453
     12/31/07 and 48,525,926 on 09/30/08
Additional paid in capital                                      14,792,019      13,925,181
Deferred Compensation                                             (358,933)              -
Accumulated (deficit)                                           (2,910,717)     (2,205,217)
                                                              ------------    ------------
     Total Stockholders' Equity                               $ 11,581,585    $ 11,772,107
                                                              ------------    ------------
     Total Liabilities And Stockholders' Equity               $ 12,072,424    $ 12,005,084
                                                              ------------    ------------
                                                              ------------    ------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Three

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three months ended as of September 30, 2008 and 2007

                                       (Unaudited)



                                           For the three months ended
                                                 September 30,
                                              2008            2007
                                          -----------     -----------
REVENUES:
Net sales                                 $ 1,063,444     $       540

Cost of Sales                                 343,370               -

Gross Profit                                  720,074               -

COSTS AND EXPENSES:
General and Administrative                    286,877          40,265
Advertising Expense                           185,093               -
Board of Directors Expense                     48,000          24,000
Consulting Expense                            523,374         386,681
Warehouse Expense                             228,771               -
Depreciation and Amortization                     491               -
                                          -----------     -----------
     Total Costs and Expense  s           $ 1,272,060     $   450,946
                                          -----------     -----------
                                          -----------     -----------

Operating Profit or (Loss)                $  (552,532)    $  (450,406)


OTHER INCOME (EXPENSE):
Interest Income                           $         -     $     4,666
Interest Expense                               (4,853)         (2,043)
                                          -----------     -----------

Net Income or (Loss) before income taxes     (557,385)       (447,783)
Provision for income taxes                          -               -
                                          -----------     -----------
Net Income or (Loss)                         (557,385)       (447,783)

Other comprehensive income:
Derivative Items                                    -               -
                                          -----------     -----------
Net comprehensive (loss)                  $  (557,385)    $  (447,783)
                                          -----------     -----------
                                          -----------     -----------

Net (loss) per common share
     Basic and Diluted                    $     (0.01)
Weighted average shares outstanding
     Basic and Diluted                     47,092,814

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        Page Four

                                  METABOLIC RESEARCH, INC.
                               (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended as of September 30, 2008 and 2007

                                      (Unaudited)


                                                        For the three months ended
                                                                September 30,
                                                           2008             2007
                                                       -----------       -----------
CASH OPERATING ACTIVITIES:
Net Income or (Loss)                                   $  (557,385)      $  (447,783)

Adjustments to Reconcile Net Loss to Net Cash
Provided
Increase/(Decrease) in Accounts Receivable                  73,498                 -
Increase/(Decrease) in Prepaid Services                    265,068                 -
Increase/(Decrease) in Inventory                            37,920                 -
Increase/(Decrease) in Other Assets                           (482)           57,359
Increase/(Decrease) in Accounts Payable                    (69,557             8,007
Increase/(Decrease) in Royalties Payable                   (51,048)                -
Accrued Interest                                             1,956                 -
Services Received for Stock                               (902,618)          333,962
Increase/(Decrease) in Other Liabilities                     4,853           (46 147)
                                                        ----------       -----------
Net Cash (used in) Operating Activities                $   (83,025)     $    (94,602)
                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                  $         -      $          -
                                                        ----------       -----------
Net cash (used in) investing activities                $         -      $          -
                                                        ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable        s                   $         -      $     70,000
Bank Overdraft                                                   -                 -
Repayment of loans payable                                 (10,000)                -
Proceeds from loans payable-officers                        20,000                 -
Repayment of loans payable-officers                              -                 -
Capital contributions                                            -                 -
Cash provided from merger                                        -                 -
Common stock issued for cash                                     -                 -
                                                        ----------       -----------
Net cash provided by financing activities              $    10,000      $     70,000
                                                        ----------       -----------

Net Increase in cash and equivalents                   $   (73,025)     $    (24,602)

Cash and equivalents beginning of period                    79,547            52 541
                                                        ----------       -----------
Cash and equivalents end of period                     $     6,522      $     27,939
                                                        ----------       -----------
                                                        ----------       -----------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Page Five

                             METABOLIC RESEARCH, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2008
                                  (UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2007.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving substantial revenues from its planned principal operations.

EQUITY

On or about August 28, the Company issued 7,185,000 shares of its common restricted stock for services rendered and to be rendered.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and September 30, 2007

Revenues for the three months ended September 30, 2008 were $1,063,444 compared to $540 for the same period of 2007.

Net (loss) for the three months ended September 30, 2008 was $(557,385) compared to net (loss) of $(256,571) for the same period of 2007. General and Administrative expenses for the three months ended September 30, 2008 were $286,877 compared to $40,265 for the same period of 2007.

The Company's operating expenses were mainly attributable to marketing expenses, office lease, cost of goods sold, operating expenses, telephone and internet server and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future-operating expenses may rise with the purchase of new equipment, acquisitions, expansion of product line, the need to upgrade our technology and continued growth in sales.


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


                           PART II. OTHER INFORMATION

ITEM 1.   ADMINISTRATIVE PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          On or about August 28, 2008, the company issued 7,185,000 shares of its common restricted stock for services rendered or to be rendered.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.  EXHIBITS

         31.1  Certification of Chief Executive Officer and Chief
               Financial Officer Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002, Robert Bakker, CEO

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

Metabolic Research, Inc.

Date: November 19, 2008

By:     /s/ Robert Bakker
    ----------------------------------
            Robert Bakker
      Chief Executive Officer

By:     /s/ T. W. Owen
    ----------------------------------
            T. W. Owen
        Chief Financial Officer