Form 10-K
period 2008-12-31
Metabolic Research, Inc.
filed 2009-04-15
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               6320 McLeod Drive, Suite 7
                                  Las Vegas, NV 89120
        (Address of principal United States executive offices and Zip Code)

                                    (702) 263-7070
               (Registrant's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

Issuer's revenues for the fiscal year ended December 31, 2008 were $2,883,628.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2009, was approximately $942,558.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of March 31, 2009, the Registrant had outstanding 49,346,509 shares of Common Stock.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [x].

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    Item 1.     Description of Business.....................................   3
    Item 2.     Description of Property.....................................   5
    Item 3.     Legal Proceedings...........................................   5
    Item 4.     Submission Of Matters To A Vote Of Security Holders.........   5

PART II
    Item 5.     Market For Common Equity And Related Stockholder Matters....   5
    Item 6.     Management's discussion and analysis or plan of operation...   6
    Item 7.     Financial Statements........................................   8
    Item 8.     Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure..................................   8
    Item 8a.    Controls And Procedures.....................................   8
    Item 8b.    Other Information...........................................   8

PART III
    Item 9.     Directors, Executive Officers, Promoters
                  And Control Persons; Compliance With
                  Section 16(A) Of The Exchange Act ........................   9
    Item 10.    Executive Compensation......................................   9
    Item 11.    Security Ownership Of Certain Beneficial Owners
                  And Management............................................  10
    Item 12.    Certain Relationships And Related Transactions; Director
                   Independence.............................................  10
    Item 13.    Exhibits....................................................  11
    Item 14.    Principal Accountant Fees And Services......................  12

SIGNATURES..................................................................  12

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

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

We were incorporated on October 7, 1996 in the State of Indiana under the corporate name "MAS Acquisition VII Corp." Prior to August 11, 1999, we were a blank check company seeking a business combination with unidentified business. On August 11, 1999, we acquired 100% of the outstanding capital stock of Dimgroup, Inc., a corporation which was formed in Nevada on April 23, 1999. In February 2000 we changed our corporate name to "Dimgroup.com Inc." On April 5, 2001, we changed our corporate name to Datastand Technologies, Inc. On February 1, 2007, we changed our corporate name to Metabolic Research, Inc.
On April 27, 2007, the company incorporated in Nevada, filed its articles of merger and redomiciled to Nevada.

We have experienced significant losses for the period from inception to December 31, 2008 aggregating $3,037,620. In 2008, the company started significant revenue producing operations.

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

OUR ACTIVITIES

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused on investigating new technologies and other business opportunities in the life sciences and health care fields.

On January 12, 2007, we entered into a License Agreement with David P. Summers and T. W. Owen, the inventors and owners of certain technologies covered by the following provisional patent applications filed with the United States Patent and Trademark Office: (i) "Composition and Method of Producing Endogenous Therapeutic Anti-Inflammatory Eiconasids and their Metabolites by Exogenous or Oral Means," by David P. Summers and T. W. Owen, (USPTO Serial Number 60/570,649); and (ii) "Method and Process for Producing Anti-inflammatory Products from Fungi," by David P. Summers and T. W. Owen. This license agreement grants us an exclusive, irrevocable, perpetual license in North America and Mexico to develop products based on the technologies described in the patent application. We intend to use the licensed technologies for the purpose of developing anti-inflammatory and analgesic products for the treatment of arthritis and other inflammatory diseases. In consideration for the license, we issued one million shares of our common stock to Dr. Summers and one million shares of our common stock to T. W. Owen. We may terminate the license agreement for any reason or no reason, upon at least ninety days prior written notice. In the event either party commits a breach of its obligations under the license agreement and fails to cure that breach within sixty days after receiving written notice thereof, the other party may terminate the agreement immediately upon written notice to the other party.

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

We starting marketing our fitness formula, Stemulite in late 2007. We entered into a marketing distribution agreement with True Healthy Products in February 2008. On December 1, 2008, we entered into an agreement to sell Stemulite for Men and Women to General Nutrition Distribution, LP for sale its outlets. General Nutrition Distribution, LP is the logistic distribution arm of General Nutrition Centers.

EMPLOYEES

We have three full-time employees. We intend to add experienced marketing personnel with a current following on commission driven arrangements with no out of pocket obligations to the Company. We do not plan to recruit additional personnel until we have obtained additional funding.

ITEM 2. DESCRIPTION OF PROPERTIES

The company is leasing office space at 6320 McLeod Drive., Suite 7, Las Vegas, Nevada 89120.

ITEM 3.  LEGAL PROCEEDINGS

On November 20, 2008, the Lawsuit was commenced by Mr. Summers alleging that defendants MTBR, T. W. Owen, Robert Bakker and K. C. Quintana (collectively the "Parties") wrongfully removed him as an officer and director of MTBR, amongst other claims. Defendants MTBR, Ms. Owen, Mr. Bakker and Mr. Quintana counterclaimed against Mr. Summers alleging, amongst other claims, breach of fiduciary duty by Mr. Summers.

The Parties entered into the Settlement Agreement on March 25, 2009. In accordance with the terms and conditions of the Settlement Agreement, Mr. Summers resigned as an officer and director of MTBR and his employment agreement was terminated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.


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

FISCAL QUARTER ENDED                LOW             HIGH
--------------------                ---             ----

March 31, 2007                     $0.12           $0.98

June 30, 2007                      $0.26           $0.64

September 30, 2007                 $0.125          $0.35

December 31, 2007                  $0.07           $0.21

March 31, 2008                     $0.06           $0.20

June 30, 2008                      $0.06           $0.45

September 30, 2008	           $0.04           $0.15

December 31, 2008                  $0.03           $0.08

The foregoing prices represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions.

Record Holders. As of April 02, 2009, the Common Stock was held of record by approximately 197 persons and entities, including significant amounts of stock held in "street name".

Dividends. We have not and do not intend to pay dividends on our capital stock in the foreseeable future.

Purchase of Our Equity Securities. Neither we nor our any of our affiliates purchased shares of our common stock during the fiscal quarter ended December 31, 2008.

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

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2008 was $2,783,010 compared to $54,026 for 2007. Revenue in 2007 and 2008 was generated by the Company's new health care products from wholesale markets, who subsequently retailed our products.

Operating expenses for the year ended December 31, 2008 were $2,857,223 compared to $1,199,373 for 2007. Our 2007 operating expenses were mainly attributable to consulting and marketing costs necessary to pursue our business plan and bring the Company's products to market. Our 2008 operating expenses were mainly attributable to operating costs in producing and distributing our product line. Our operating costs may continue to increase as we upgrade our technology and continue to expand our marketing channels. We expect operating losses to continue in the near future.

General and administrative expenses for the year ended December 31, 2008 were $1,270,463 compared to $586,468 for 2007.

Net operating loss for the year ended December 31, 2008 was $710,563 compared to $1,165,889 for 2007.

FUTURE OUTLOOK

We are focusing both on enhancing our current and new marketing venues and new item development. Our outlook for the near future views contained growth through our expansion of products and innovative marketing distribution channels.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $5,168 cash in our bank accounts.

Net cash used in operating activities for the year ended December 31, 2008 was $77,745 compared to $509,718 for 2007.

Net cash used in investing activities for the year ended December 31, 2008 was $9,809 compared to $4,862 for 2007.

Net cash provided by financing activities for the year ended December 31, 2007 was $60,000 compared to $517,960 for 2007.

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

GOING CONCERN

We have experienced significant losses for the period ending December 31, 2008 aggregating $2,937,002. We began significant revenue producing operations during 12/31/08.

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

New marketing distributors accounted for most of the revenues in 2008. Several customers accounted for the revenues in 2007.

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

None


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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934
Rule 13a-15(f) and 15d-15(f) as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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


ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are:

NAME                    AGE               POSITION(S)

Robert Bakker           55    Chief Executive Officer.
T. W. Owen              61    Chief Financial Officer
KC Quintana             42    Director

Robert Bakker has previously served as MTBR's Vice President of National Sales since April 1, 2008. Prior to joining MTBR, Mr. Bakker was the Director of Retail Sales at Theochem Laboratories Inc. from April 15, 2007 to March 31, 2008, and was a Sales Manager at Jarden Home Brands Corporation from March 16, 2002 to December 31, 2006. Prior to his position at Jarden Home Brands Corporation, Mr. Bakker held various sales managerial positions, primarily with food wholesale and grocery companies.

T. W. Owen has been our Chief Financial Officer since May 17, 2007. Ms. Owen has over 38 years of experience in marketing and financial administration, due diligence, business merger and acquisition analysis, and equipment and collateral appraisals.

KC Quintana is the founder and Chief Executive Officer of myPRINTteam.
Mr. Quintana oversaw the strategic development and company initiatives for myPRINTteam. His entrepreneurial spirit has driven him to succeed in multiple industries including printing, investments, startup ventures, and restaurants. Mr. Quintana's primary drive to create myPRINTteam was to have a single online entity through which high-quality and low-cost printing services were made available to all consumers. Prior to myPRINTteam, Mr.Quintana was Senior Vice President Private Client Group of Smith Barney. Mr. Quintana holds a BS from the Florida Institute of Technology

All of our directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

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

We have not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

Robert Bakker received $52,000 as vice president of national sales. Our executive officers did not receive any compensation during the fiscal year ended December 31, 2007.

On April 30, 2007, we entered into an employment agreement with T. W. Owen, under which Ms. Owen will serve as our Chief Financial Officer. Ms. Owen has not received executive compensation for her services. Ms. Owen will begin receiving executive compensation in 2009. The agreement, which does not have a definite term, may be terminated by Ms. Owen or us for any reason or no reason upon 14 days prior written notice to the other party.

OUTSTANDING EQUITY AWARDS

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

COMPENSATION OF DIRECTORS

The two directors Dr. Summers and Ms. Owens began receiving $6,000 per month for director's services in June 2007. This was increased to $8,0000 per month in June 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 10, 2009 the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 04, 2009, we had outstanding 49,346,509 shares of our common stock

NAME OF BENEFICIAL OWNER        AMOUNT OF BENEFICIAL    PERCENT
   OF MORE THAN 5%                   OWNERSHIP          OF CLASS

David P. Summers                    7,585,466 (1)           12.8%
T.W. Owen                           7,935,000 (2)           13.4%
Cede & Co.                         14,376,924               24.3%
K. C. Quintana	                    8,152,000 (3)           13.8%

(1)  Includes 7,585,466 shares of Common Stock and -0- shares of Preferred
     Stock.
(2) Includes 7,435,000 shares of Common Stock and 500,000 shares of Preferred Stock.
(3) Includes 1,800,000 shares of Common Stock and 6,352,000 shares of Preferred Stock.



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

AUDIT FEES

The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for 2008 and 2007 were $23,000 and $33,139, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by Pollard-Kelley Auditing Services, Inc. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES

There was were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

ALL OTHER FEES

There were no other fees billed by Pollard-Kelley Auditing Services, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Metabolic Research, Inc

Date: April 14,2009                /s/ Robert Bakker
                             -----------------------------------
                                       Robert Bakker
                                        President
                                 Chief Executive Officer

                                     /s/ T. W. Owen
                              ----------------------------------
                                         T. W. Owen
                                         Treasurer
                                  Chief Financial Officer

                            METABOLIC RESEARCH, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Consolidated Balance Sheet as December 31, 2008.......................F - 2

Consolidated Statements Of Operations
for the years ended December 31, 2008 and 2007........................F - 3

Consolidated Statement Of Changes In Stockholders' Equity (Deficit)
December 31, 2008.....................................................F - 4

Consolidated Statements Of Cash Flows
for the years ended December 31, 2008 and 2007........................F - 5

Notes to Financial Statements.........................................F - 6

Pollard-Kelley Auditing Services, Inc.
Auditing Services               4500 Rockside Rd. #450, Independence, OH 44333
                                                                  330-836-2558

               Report of Independent Registered Public Accounting Firm

Board of Directors
Metabolic Research, Inc.

We have audited the accompanying balance sheets of Metabolic Research, Inc. as of December 31, 2008, and the related statements of income, changes in stockholders' equity, and cash flows for the periods ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

As discussed in Note 1 the Company has not generated significant profits to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning this matter are also discussed in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007 and the results of its operations and its cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 14, 2009

                            METABOLIC RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEET
                       as of December 31, 2008 and 2007

                                                              December 31,     December 31,
                                                                 2008              2007

ASSETS:
Current Assets
Cash in Bank                                                  $      5,186     $     13,104
Petty Cash Fund                                                      1,000            1,000
Accounts Receivable                                                 57,928                -
Inventory                                                          229,964           29,850
Deposits                                                             2,450                -
Prepaid Consulting Fees                                            803,493                -
Prepaid Financing  Fees                                             21,693           23,621
                                                              ------------     ------------
     Total Current Assets                                     $  1,121,696     $     67,575

Other Assets
Fixed Assets (net of depreciation)                            $      8,745     $          -
Notes Receivable                                              $          -     $    111,667
License                                                          1,560,000        2,060,000
Investments                                                         10,690           10,690
Patents Assignments                                             10,255,152        9,755,152
                                                              ------------     ------------
     Total Other Assets                                       $ 11,834,587     $ 11,937,509
                                                              ------------     ------------
                                                              ------------     ------------

     Total Assets                                             $ 12,956,283     $ 12,005,084
                                                              ------------     ------------
                                                              ------------     ------------

LIABILITIES AND STOCKHOLDERS'EQUITY:
Current Liabilities
Accounts Payable                                              $     79,231     $     89,259
Payroll Tax Liability                                               23,353                -
Credit Cards                                                        16,440                -
Royalties Payable                                                  164,656                -
Advances from Related Parties                                        9,692           71,200
Note-Debenture                                                           -           72,476
Due Directors                                                       85,326                -
Derivative Liability                                                68,358               42
                                                              ------------     ------------
     Total Current Liabilities                                $    447,056     $    232,977
                                                              ------------     ------------
                                                              ------------     ------------

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares
     authorized:  10,690,000 issued and outstanding           $     10,690    $     10,690
Common stock - $0.001 par value, 200,000,000 shares
     authorized:  41,453,425 shares issued and outstanding          49,345          41,453
     12/31/07 and 49,346,509 on 12/31/08
Additional paid in capital                                      14,911,963      13,925,181
Retained earnings or Deficit accumulated during
development state)                                              (2,462,771)     (2,205,217)
                                                              ------------    ------------
     Total Stockholders' Equity                               $ 12,509,227    $ 11,772,107
                                                              ------------    ------------
     Total Liabilities And Stockholders' Equity               $ 12,956,283    $ 12,005,084
                                                              ------------    ------------
                                                              ------------    ------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                              METABOLIC RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2008 and 2007,

                                          December 31,     December 31,
                                              2008             2007

Revenues                                  $ 2,783,010      $    54,026
Cost of Sales                                 636,350           21,251
                                          -----------      -----------
     Net Revenues                           2,146,660           32,775

Operating  Expenses:
     Consulting Expenses                      816,304          510,905
     Advertising Expense                      587,393                -
     Board of Directors Expense               182,000          102,000
     Depreciation                               1,063                -
     General and administrative             1,270,463          586,468
                                          -----------      -----------
        Total Operating Expenses          $ 2,857,223      $ 1,199,373
                                          -----------      -----------

Net Operating (loss)                      $  (710,563)     $(1,166,598)


Other Expenses:
     Interest income                      $         -      $     4,667
     Interest expense                         (10,216)          (3,968)
                                          -----------      -----------
Total Other Expenses                          (10,216)             709
                                          -----------      -----------
Net Loss Before Income Taxes                 (720,779)      (1,165,889)

     Income Tax Expense                             -                -
                                          -----------      -----------

Net (loss)                                $  (695,558)     $(1,165,889)

Other Comprehensive Income:
     Derivative gain (loss)                   463,225           25,061

                                          -----------      -----------
Net other comprehensive (loss)            $  (257.554)     $(1,140,828)
                                          -----------      -----------
                                          -----------      -----------

Basic net (loss) per common share        $      (0.02)     $     (0.04)

Net other Comprehensive (loss)
per common share                         $      (0.01)     $     (0.03)

Weighted average Number of
Common Shares Outstanding                  47,656,238       32,695,292

     The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 3

                            METABOLIC RESEARCH, INC.
                      (f/k/a DATASTAND TECHNOLOGIES, INC.)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      For the period ended December 31, 2008

                                                      PAR
                                                     VALUE                                                             TOTAL
                                       NUMBER OF       OF         ADDITIONAL                         RETAINED        STOCKHOLDERS'
                                        COMMON       COMMON         PAID-IN         Preferred        EARNINGS          EQUITY
                                        SHARES       SHARES         CAPITAL           Stock          (DEFICIT)        (DEFICIT)
                                     ----------      -------      -----------      -----------      ------------     ------------

Balance as at December 31, 2006       6,138,125      $ 6,138      $ 1,051,656                       $(1,064,389)     $     (6,595)
                                     ----------      -------      -----------      -----------      -----------      ------------
On January 12, 2007 issued
   2,000,000 shares for license
   agreement                          2,000,000        2,000          498,000                                             500,000

On February 26, 2007 issued
   100,000 shares for employment
   agreement                            100,000          100           89,000                                              99,000

On March 14, 2007 issued 200,000
   shares for license agreement       2,000,000        2,000        1,558,000                                           1,560,000

During first quarter issued
   625,300 shares for cash              625,300          625          263,775                                             264,000

On April 25, 2007 issued 2,500,000
   shares for agreement to develop
   products                           2,500,000        2,500        1,097,000                                           1,100,000

On April 25, 2007 issued
   26,231,000 for patents and
   contracts                         26,231,000       26,231        8,892,309                                           8,918,540

Issued preferred stock for IDZIN                                                        10,690                             10,690

On July 1,2007 issued 334,000
   shares for services                  334,000          334          116,566                                             116,900

On July 19, 2007 issued 600,000
   shares for services                  600,000          600          164,400                                             165,000

On July 24, 2007 issued 250,000
   shares for services                  250,000          250           62,250                                              62,500

On September 1, 2007 issued
   50,000 shares for services            50,000           50            7,950                                               8,000

On September 15, 2007 issued
   100,000 shares for services          100,000          100           19,900                                              20,000

On November 3, 2007 issued
   125,000 shares for services          125,000          125           22,375                                              22,500

On November 5, 2007 issued
   200,000 shares for services          200,000          200           35,800                                              36,000

On November 28, 2007 issued
   200,000 shares for services          200,000          200           35,800                                              36,000

Net (Loss) for year ended
   December 31, 2007                                                                                 (1,140,828)       (1,140,828)
                                     ----------      -------      -----------      -----------      -----------      ------------
Balance as at December 31, 2007      41,453,425       41,453       13,925,181           10,690       (2,205,217)       11,772,107
                                     ----------      -------      -----------      -----------      -----------      ------------
                                     ----------      -------      -----------      -----------      -----------      ------------
On April 15, 2008 issued 150,000
   shares for services rendered         150,000          150           34,350                                              34,500

On April 17, 2008 issued 200,000
   shares for services rendered         200,000          200           43,800                                              44,000

On April 17, 2008 issued 200,000
   shares for services rendered         250,000          250           36,000                                              36,250

On August 28, 2008 the company
   issued stock for services
   rendered and to be rendered        6,585,000        6,585          762,700                                             769,285

On August 28, 2008 the company
   adjusted the common stock
   account to reconcile with
   shareholder list                    (112,499)        (113)         (10,012)                                            (10,125)

On September 30,2008 the company
   issued stock for cancellation
   of a note payable                    432,800          433           42,775                                              43,208

On September 30,2008 the company
   issued stock for cancellation
   of a note payable                    387,783          387           77,169                                              77,556

Net (Loss) for year ended
        December 31, 2008                                                                              (257,554)         (257,554)
                                     ----------      -------      -----------      -----------      -----------        ----------
 Balance as at December 31, 2008     49,346,509       49,345       14,911,963           10,690       (3,037,620)       12,509,227
                                     ----------      -------      -----------      -----------      -----------        ----------
                                     ----------      -------      -----------      -----------      -----------        ----------

              The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 4

                             METABOLIC RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2008 and 2007,


                                                           December 31,    December 31,
                                                                2008         2007

 Cash Flows from Operating Activities:
      Net Other Comprehensive (loss)                       $  (257,554)    $(1,140,828)
                                                           -----------     -----------
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided:
      Increase/(Decrease) in Accounts Receivable                57,928           1,500
      Increase/(Decrease) in Other Current Assets              920,593          54,471
      Increase/(Decrease) in Other Assets                     (102,922)        122,357
      Increase/(Decrease) in Accounts Payable                  (29,765)        (78,894)
      Services received for stock                                              672,918
      Increase/(Decrease) in Other Liabilities                (214,079)       (143,718)
Transactions not requiring cash:
      Interest paid with stock                                  10,216               -
      Accrued Interest                                                           2,476
      Services Contributed                                           -               -
      Other Comprehensive Income                              (463,225)              -
      Depreciation                                               1,063               -
      Net cash (used in) operating activities              $   (77,745)      $(509,718)
                                                           -----------     -----------
Cash flows from investing activities:
        Acquisition of property and equipment                    9,809           4,862
                                                           -----------     -----------
        Net cash (used in) investing activities                  9,809           4,862
                                                           -----------     -----------
Cash flows from financing activities:
        Proceeds from loans payable                             50,000          70,000
        Bank overdraft                                               -               -
        Repayment of loans payable                              10,000           5,000
        Proceeds from loans payable-officers                    50,000          71,200
        Repayment of loans payable-officers                    (50,000)        (17,015)
        Capital contributions                                        -               -
        Cash provided from merger                                    -         125,000
        Common stock issued for cash                                 -         263,775
                                                           -----------     -----------
        Net cash provided by financing activities               60,000         517,960
                                                           -----------     -----------

Net increase in cash and equivalents                            (7,936)         13,104
Cash and equivalents at beginning of period                     13,104               -
                                                           -----------     -----------
Cash and equivalents at end of period                      $     5,168     $    13,104
                                                           -----------     -----------
                                                           -----------     -----------

              The accompanying notes are an integral part of these consolidated financial statements.

                                           F - 5

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

On February 1, 2007, we changed our corporate name to Metabolic Research, Inc. On April 27, 2007, the company incorporated in Nevada, filed its articles of merger and redomiciled to Nevada.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company was a development stage company and, accordingly, while generating substantial revenues from operations, it has yet to generate profits. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred net losses through December 31, 2008 aggregating $3,037,620. The Company's development activities since inception have been financially sustained by a combination of contributions from the founders and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Supplemental non cash disclosure
	Services for stock		$622,069
        Interest paid with stock          10,216

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

During the year ended December 31, 2007, the Company's revenues were from its new fitness product to a variety of customers. During 2008, The Company's revenues are predominately from wholesalers. One wholesale accounted for more than 95% of total sales. The Company's accounts receivable are due from a same group of wholesalers December 31, 2008. The entire balance is collected in 45 days, therefore an allowance was not necessary.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Furniture and office equipment   5 years

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs were incurred during the periods presented.

Web Development Costs

The web site will be comprised chiefly of advertising, with very little value and is unauditable. In connection with the development of its products, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.
                                          F - 7

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash (bank overdraft) and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

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

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

NOTE 3.  PROPERTY AND EQUIPMENT
						Cost		Depreciation
Office Furniture and Equipment			$3,304		  360
Communications Equipment			$6,507		  706

NOTE 4.  ADVANCES PAYABLE - RELATED PARTY

The balance represents short-term advances to the Company from a major stockholder, officer and director. The advances are non-interest bearing and are due on demand.

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

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

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

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

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

In April 2008, the Company issued 350,000 shares of its common stock for services to be rendered.

In May 2008, the Company issued 250,000 shares of its common stock for services to be rendered.

On or about August 28, 2008, the Company issued 7,185,000 shares of common restricted stock for services rendered and to be rendered

On or about September 30, 2008, the Company issued 820,583 for cancellation of its two notes payable.

All shares were issued at the stocks market or trading value on the date of issue. The date of issue was the date the contract was signed or final conditions met.


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

The Company currently has net operating loss carryforwards aggregating approximately $3,037,620, which expire at various dates through 2027. The deferred tax asset of approximately $244,215 related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

         Income tax provision at
          the federal statutory rate                        34%
         Effect of operating losses                        (34)%
                                                           ---
                                                             0%
                                                           ---
                                                           ---
                                        F - 12

                             METABOLIC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Continued)

NOTE 7.  LONG TERM COMMITTMENTS

The company rented the office warehouse space starting in July 2008.
The term is for three years ending, June, 2011.  Rent is 2357 per month.


Rent 	per month	2008     2009     2010     2011
	1st half         -0-   14,142   14,532   15,258
        2nd half      14,142   14,532   15,258

NOTE 8  DERIVATIVE LIABILITY

The company has derivative liabilities as a result of its multiyear consulting contracts with common stock issued as compensation. The derivative liablity was calculated using models approximating Black-Scholes methodoglies. The Company is obligated to issue an additional 13,226,000 shares of the company's common stock(restricted) over the next three years per consulting contracts issued in 2008.

NOTE 9.  SUBSEQUENT EVENTS

On November 20, 2008, the Lawsuit was commenced by Mr. Summers alleging that defendants MTBR, T. W. Owen, Robert Bakker and K. C. Quintana (collectively the "Parties") wrongfully removed him as an officer and director of MTBR, amongst other claims. Defendants MTBR, Ms. Owen, Mr. Bakker and Mr. Quintana counterclaimed against Mr. Summers alleging, amongst other claims, breach of fiduciary duty by Mr. Summers.

The Parties entered into the Settlement Agreement on March 25, 2009. In accordance with the terms and conditions of the Settlement Agreement, Mr. Summers resigned as an officer and director of MTBR and his employment agreement was terminated.