Form 10-Q
period 2009-03-31
Metabolic Research, Inc.
filed 2009-05-20
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-25879

Metabolic Research, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2065469
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

6320 McLeod Drive, Suite 7, Las Vegas, Nevada 89120

(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 263-7070

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 18, 2009, the Registrant has outstanding 54,561,509 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2009

ASSETS:
Current Assets
Cash and Cash Equivalent	$46,351
Accounts Receivable	$187,306
Inventory	$251,449
Deposits	$2,450
Prepaid Consulting	$803,493
Prepaid Financing	$21,211

Total Current Assets	$1,312,260

Other Assets
Investments in IDZIN, Inc.	$10,690
Furniture & Equipment	$2,778
Communication Equipment	$5,475
Patents and Trademarks	$10,255,152
License	$1,560,000

Total Other Assets	$11,834,095

Total Assets	$13,146,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$164,231
Credit Cards	$13,112
Royalties Payable	$238,880
Advances from Related Parties	$9,692
Note - Debenture	-
Payroll Tax Liability	$42,312
Due Directors	$85,326
Notes Payable	-
Derivative Liability	$35,371

Total Current Liabilities	$588,924

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding	$9,815
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 50,221,509 shares issued and outstanding	$50,222
Additional paid in capital	$14,911,963
Accumulated (deficit) during the development stage)	$(2,414,569)

Total Stockholders' Equity	$12,557,431

Total Liabilities and Stockholders' Equity	$13,146,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended as of March 31, 2009 and 2008

	For the three months ended
	March 31,
	2009	2008

REVENUES:
Net Sales	$791,410	$186,036
Cost of Sales	$431,847	$58,118
Gross Profit	$359,563	$127,918

COSTS AND EXPENSES:
General and Administrative	$102,963	$113,582
Board of Directors Expense	-	$36,000
Consulting Expense	$58,750	$10,500
Depreciation and Amortization	$1,558

Total Costs and Expenses	$163,271	$160,082

Operating Income (Loss)	$196,292	$(32,164)

OTHER INCOME (EXPENSE):
Interest Expense	$-	$(1,928)

Income (Loss) before income taxes	$196,292	$(34,092)
Provision for income taxes	-	-

Net Income(Loss)	$196,292	$(34,092)

Other comprehensive income:
Derivative Items	$32,987	$(406)
Note Receivable - Write Off	-	$(111,667)
Net comprehensive Income (loss)	$229,279	$(146,165)

Net Income (loss) per common share
Basic and Diluted	$0.005	$0.000
Weighted average shares outstanding
Basic and Diluted	49,638,176	41,453,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of March 31, 2009 and 2008

	For the three months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$196,292	$(146,165)
Increase/(Decrease) in Accounts Receivable	$(193,521)	$17,097
Increase/(Decrease) in Other Assets		$117,012
Increase/(Decrease) Depreciation Expense	$1,558
Increase/(Decrease) in Inventory	$(21,485)
(Increase)/Decrease in Accounts Payable	$85,000	$(24,846)
Accrued Interest		$1,928
Prepaid Consulting	$482
Consulting Expense	$(58,750)
Increase/(Decrease) in Other Liabilities		$(406)
Net cash (used in) operating activities	$9,576	$(35,380)

CASH FLOWS FROM INVESTING ACTIVITIES:	$0	$0
Net cash(used in)Investing Activities	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable		$25,000
Bank overdraft
Proceeds from loans payable-officers		$7,000
Repayment of loans payable-officers		$(3,000)
Common stock issued for cash

Net cash provided by financing activities	$0	$29,000

Net increase in cash and equivalents	$41,165	$(6,380)

Cash and equivalents at beginning of period	5,186	13,104

Cash and equivalents at end of period	$46,351	$6,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2008.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving revenues from its planned principal operations.

EQUITY

The Company did not issue shares of stock during the quarter ending March 31, 2009.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments that are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on  these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and March 31, 2008

Revenues for the three months ended March 31, 2009 were $791,410 compared to $186,036 for the same period of 2008.

Net income for the three months ended March 31, 2009 was $196,292 compared to a net loss of $32,164 for the same period of 2008.  General and Administrative expenses for the three months ended March 31, 2009 were $163,271 compared to $160,082 for the same period of 2008.

The Company's operating expenses were mainly attributable to marketing expenses, office lease, cost of goods sold, operating expenses, telephone and internet server and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future operating expenses may increase with the addition of staff, purchase of new equipment, acquisitions, expansion of product line, the need to upgrade our technology and continued growth in sales.

FUTURE OUTLOOK

The Company anticipates continued growth in sales based on wide acceptance in the market of its initial product “Stemulite™ Fitness Formula for Men” and “Stemulite™ Fitness Formula for Women.”   The Company anticipates introducing at least one new product during the third or fourth quarter of 2009. The Company may also consider any business opportunity that may involve a future acquisition from a private entity having an operating business that may provide opportunities, products or services of a complementary nature to the Company's current product offerings.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations and expansion of facilities. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. There can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company.

For further information, refer to our Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4(T).	CONTROLS AND PROCEDURES

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

On November 20, 2008, a lawsuit was commenced by Mr. David Summers alleging that defendants, which included the Company, wrongfully removed him as an officer and director of the Company.  The Company and other defendants counterclaimed against Mr. Summers alleging breach of fiduciary duty by Mr. Summers and other claims.

The parties entered into a settlement agreement on March 25, 2009.  In accordance with the terms and conditions of the settlement agreement, Mr. Summers resigned as an officer and director of the Company and his employment agreement was terminated.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue shares of stock during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ T. W. Owen
T. W. Owen
Chief Financial Officer

Dated:	May 19, 2009