Form 10-K/A
period 2008-12-31
Metabolic Research, Inc.
filed 2009-07-15
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
First Amendment

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

000-25879
Commission file number

METABOLIC RESEARCH, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2065469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6320 McLeod Drive, Suite 7
Las Vegas, NV 89120

(Address of principal United States executive offices and Zip Code)

(702) 263-7070

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☐

Issuer's revenues for the fiscal year ended December 31, 2008 were $2,883,628.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2009, was approximately $942,558.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2009, the Registrant had outstanding 49,346,509 shares of Common Stock.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

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

ITEM 1.	DESCRIPTION OF BUSINESS (continued)

OUR ACTIVITIES (continued)

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (continued)

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

As of April 04, 2009, we had outstanding 49,346,509 shares of our common stock

NAME OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL		PERCENT
OF MORE THAN 5%	OWNERSHIP		OF CLASS

David P. Summers	7,585,466	(1)	12.80%
T.W. Owen	7,935,000	(2)	13.40%
Cede & Co.	14,376,924		24.30%
K. C. Quintana	8,152,000	(3)	13.80%

(1)	Includes 7,585,466 shares of Common Stock and -0- shares of Preferred Stock.
(2)	Includes 7,435,000 shares of Common Stock and 500,000 shares of Preferred Stock.
(3)	Includes 1,800,000 shares of Common Stock and 6,352,000 shares of Preferred Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 USC 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 USC 1350).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Metabolic Research, Inc.

Date: July 15, 2009	/s/ Robert Bakker
Robert Bakker
President
Chief Executive Officer

/s/ T. W. Owen
T. W. Owen
Treasurer
Chief Financial Officer

METABOLIC RESEARCH, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2008

Pollard-Kelley Auditing Services, Inc.
Auditing Services
4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors
Metabolic Research, Inc.

We have audited the accompanying balance sheets of Metabolic Research, Inc. as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the periods ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 the Company has not generated significant profits to date.  This factor among others raises substantial doubt the Company will be able to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans concerning this matter are also discussed in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007 and the results of its operations and it cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 14, 2009

METABOLIC RESEARCH, INC.
CONSOLIDATED BALANCE SHEET
as of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

ASSETS:
Current Assets
Cash in Bank	$5,186	$13,104
Petty Cash Fund	1,000	1,000
Accounts Receivable	57,928	-
Inventory	229,964	29,850
Deposits	2,450	-
Prepaid Consulting Fees		803,493
Prepaid Financing Fees	21,693	23,621

Total Current Assets	$1,121,696	$67,575

Other Assets
Fixed Assets (net of depreciation)	$8,745	$-
Notes Receivable	$-	$111,667
License	1,560,000	2,060,000
Investments	10,690	10,690
Patents Assignments	10,255,152	9,755,152

Total Other Assets	$11,834,587	$11,937,509

Total Assets	$12,956,283	$12,005,084

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts Payable	$79,231	$89,259
Payroll Tax Liability	23,353	-
Credit Cards	16,440	-
Royalties Payable	164,656	-
Advances from Related Parties	9,692	71,200
Note-Debenture	-	72,476
Due Directors	85,326	-
Derivative Liability	68,358	42

Total Current Liabilities	$447,056	$232,977

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares authorized: 10,690,000 issued and outstanding	$10,690	$10,690
Common stock - $0.001 par value, 200,000,000 shares authorized: 41,453,425 shares issued and outstanding 12/31/07 and 49,346,509 on 12/31/08	49,345	41,453
Additional paid in capital	14,911,963	13,925,181
Retained earnings or Deficit accumulated during development state)	(2,462,771)	(2,205,217)

Total Stockholders' Equity	$12,509,227	$11,772,107

Total Liabilities And Stockholders' Equity	$12,956,283	$12,005,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

Revenues	$2,783,010	$54,026
Cost of Sales	636,350	21,251

Net Revenues	2,146,660	32,775

Operating Expenses:
Consulting Expenses	816,304	510,905
Advertising Expense	587,393	-
Board of Directors Expense	182,000	102,000
Depreciation	1,063	-
General and administrative	1,270,463	586,468

Total Operating Expenses	$2,857,223	$1,199,373

Net Operating (loss)	$(710,563)	$(1,166,598)

Other Expenses:
Interest income	$-	$4,667
Interest expense	(10,216)	(3,968)

Total Other Expenses	(10,216)	709

Net Loss Before Income Taxes	(720,779)	(1,165,889)

Income Tax Expense	-	-

Net (loss)	$(695,558)	$(1,165,889)

Other Comprehensive Income:
Derivative gain (loss)	463,225	25,061

Net other comprehensive (loss)	$(257,554)	$(1,140,828)

Basic net (loss) per common share	$(0.02)	$(0.04)

Net other Comprehensive (loss) per common share	$(0.01)	$(0.03)

Weighted average Number of Common Shares Outstanding	47,656,238	32,695,292

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
(f/k/a DATASTAND TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period ended December 31, 2008

		PAR
		VALUE				TOTAL
	NUMBER OF	OF	ADDITIONAL		RETAINED	STOCKHOLDERS'
	COMMON	COMMON	PAID-IN	Preferred	EARNINGS	EQUITY
	SHARES	SHARES	CAPITAL	Stock	(DEFICIT)	(DEFICIT)

Balance as at December 31, 2006	6,138,125	$6,138	$1,051,656		$(1,064,389)	$(6,595)

On January 12, 2007 issued 2,000,000 shares for license agreement	2,000,000	2,000	498,000			500,000

On February 26, 2007 issued 100,000 shares for employment agreement	100,000	100	89,000			99,000

On March 14, 2007 issued 200,000 shares for license agreement	2,000,000	2,000	1,558,000			1,560,000

During first quarter issued 625,300 shares for cash	625,300	625	263,775			264,000

On April 25, 2007 issued 2,500,000 shares for agreement to develop products	2,500,000	2,500	1,097,000			1,100,000

On April 25, 2007 issued 26,231,000 for patents and contracts	26,231,000	26,231	8,892,309			8,918,540

Issued preferred stock for IDZIN				10,690		10,690

On July 1,2007 issued 334,000 shares for services	334,000	334	116,566			116,900

On July 19, 2007 issued 600,000 shares for services	600,000	600	164,400			165,000

On July 24, 2007 issued 250,000 shares for services	250,000	250	62,250			62,500

On September 1, 2007 issued 50,000 shares for services	50,000	50	7,950			8,000

On September 15, 2007 issued 100,000 shares for services	100,000	100	19,900			20,000

On November 3, 2007 issued 125,000 shares for services	125,000	125	22,375			22,500

On November 5, 2007 issued 200,000 shares for services	200,000	200	35,800			36,000

On November 28, 2007 issued 200,000 shares for services	200,000	200	35,800			36,000

Net (Loss) for year ended December 31, 2007					(1,140,828)	(1,140,828)

Balance as at December 31, 2007	41,453,425	41,453	13,925,181	10,690	(2,205,217)	11,772,107

On April 15, 2008 issued 150,000 shares for services rendered	150,000	150	34,350			34,500

On April 17, 2008 issued 200,000 shares for services rendered	200,000	200	43,800			44,000

On April 17, 2008 issued 200,000 shares for services rendered	250,000	250	36,000			36,250

On August 28, 2008 the company issued stock for services rendered and to be rendered	6,585,000	6,585	762,700			769,285

On August 28, 2008 the company adjusted the common stock account to reconcile with shareholder list	(112,499)	(113)	(10,012)			(10,125)

On September 30,2008 the company issued stock for cancellation of a note payable	432,800	433	42,775			43,208

On September 30,2008 the company issued stock for cancellation a note payable	387,783	387	77,169			77,556

Net (Loss) for year ended December 31, 2008					(257,554)	(257,554)

Balance as at December 31, 2008	49,346,509	49,345	14,911,963	10,690	(3,037,620)	12,509,227

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net Other Comprehensive (loss)	$(257,554)	$(1,140,828)

Adjustments to Reconcile Net (Loss) to
Net Cash Provided:
Increase/(Decrease) in Accounts Receivable	57,928	1,500
Increase/(Decrease) in Other Current Assets	920,593	54,471
Increase/(Decrease) in Other Assets	(102,922)	122,357
Increase/(Decrease) in Accounts Payable	(29,765)	(78,894)
Services received for stock		672,918
Increase/(Decrease) in Other Liabilities	(214,079)	(143,718)
Transactions not requiring cash:
Interest paid with stock	10,216	-
Accrued Interest		2,476
Services Contributed	-	-
Other Comprehensive Income	(463,225)	-
Depreciation	1,063	-
Net cash (used in) operating activities	$(77,745)	$(509,718)

Cash flows from investing activities:
Acquisition of property and equipment	9,809	4,862

Net cash (used in) investing activities	9,809	4,862

Cash flows from financing activities:
Proceeds from loans payable	50,000	70,000
Bank overdraft	-	-
Repayment of loans payable	10,000	5,000
Proceeds from loans payable-officers	50,000	71,200
Repayment of loans payable-officers	(50,000)	(17,015)
Capital contributions	-	-
Cash provided from merger	-	125,000
Common stock issued for cash	-	263,775

Net cash provided by financing activities	60,000	517,960

Net increase in cash and equivalents	(7,936)	13,104
Cash and equivalents at beginning of period	13,104	-

Cash and equivalents at end of period	$5,168	$13,104

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The following footnotes have been revised to expand the disclosures: In note 2 "Prepaid Consulting Fees", and "Patent Assignments" were expanded; In note 8 "Derivative Liability" was expanded.

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

Prepaid Consulting Fees

Prepaid consulting fees resulted from the issue of stock for services during 2008. The services were valued at the trading value of the stock issued on the date of issue.  The prepaid fees are being amortized over the life of the consulting agreements.  There was $80,542 and $0 amortized in the years ending December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture and office equipment      5 years

Advertising Costs

The Company expenses all costs of advertising as incurred.  Advertising costs were incurred during the periods presented.

Patent Assignments

Patent assignments result from the issue of stock for patent assignments during 2007.  The transactions were valued at the trading value on the date of issue.  The value of these assets at December 31, 2008 was $10,255,152.  The patents cover the products developed by the company and have been determined by management at present to be intangible assets not subject to amortization.  Impairment was tested at year end and no adjustment of the value was necessary.

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

Comprehensive Income

The Company follows Statement of Financial Accounting Standards ("SFAS") 133 , "Reporting Comprehensive Income". SFAS 133 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

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
$6,274

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

0%

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Continued)

NOTE 7.	LONG TERM COMMITTMENTS

The company rented the office warehouse space starting in July 2008. The term is for three years ending, June, 2011.  Rent is 2357 per month.

Rent	per month	2008	2009	2010	2011
	1st half	-0-	14,142	14,532	15,258
	2nd half	14,142	14,532	15,258

NOTE 8.	DERIVATIVE LIABILITY

The derivative liability measures the company’s liability at the end of the reporting period for the value of the warrants. These warrants were a result of its multiyear consulting contracts with common stock issued as compensation. The derivative liability was calculated using models approximating Black-Scholes methodologies. The company is obligated to issue an additional 13,226,000 shares of its common stock (restricted) over the next three years per the consulting contracts issued in 2008. Any gain and losses are resulting from the calculation  are reported within other comprehensive income as required by SFAS 133.

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