Form 10-Q/A
period 2009-03-31
Metabolic Research, Inc.
filed 2009-07-15
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
First Amendment

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

As of May 18, 2009, the Registrant has outstanding 54,561,509 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2009 and December 31, 2008
"REVISED"

	March 31,	December 31,
ASSETS:	2009	2008
Current Assets
Cash and Cash Equivalent	$46,351	$6,186
Accounts Receivable	187,306	57,928
Inventory	251,449	229,964
Deposits	2,450	2,450
Prepaid Consulting	803,493	803,493
Prepaid Financing	21,211	21,693

Total Current Assets	1,312,260	1,121,696

Other Assets
Investments in IDZIN, Inc.	10,690	10,690
Furniture & Equipment	2,778	8,745
Communication Equipment	5,475	-
Patents and Trademarks	10,255,152	10,255,152
License	1,560,000	1,560,000

Total Other Assets	11,834,095	11,834,587

Total Assets	$13,146,355	$12,956,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$164,231	$79,231
Credit Cards	13,112	16,440
Royalties Payable	238,880	164,656
Advances from Related Parties	9,692	9,692
Note - Debenture	-	-
Payroll Tax Liability	42,312	23,353
Due Directors	85,326	85,326
Notes Payable	-	-
Derivative Liability	35,371	68,358

Total Current Liabilities	588,924	447,056

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding	9,815	10,690
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 50,221,509 shares issued and outstanding	50,222	49,345
Additional paid in capital	14,911,963	14,911,963
Accumulated (deficit) during the development stage)	(2,414,569)	(2,462,771)

Total Stockholders' Equity	12,557,431	12,509,227

Total Liabilities and Stockholders' Equity	$13,146,355	$12,956,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended as of March 31, 2009 and 2008
"REVISED"

	For the three months ended
	March 31,
	2009	2008

REVENUES:
Net Sales	$791,410	$186,036
Cost of Sales	$431,847	$58,118
Gross Profit	$359,563	$127,918

COSTS AND EXPENSES:
General and Administrative	$102,963	$113,582
Board of Directors Expense	$-	$36,000
Consulting Expense	$128,837	$10,500
Depreciation and Amortization	$1,558

Total Costs and Expenses	$233,358	$160,082

Operating Income (Loss)	$126,205	$(32,164)

OTHER INCOME (EXPENSE):
Interest Expense	-	$(1,928)

Income (Loss) before income taxes	$126,205	$(34,092)
Provision for income taxes	-	-

Net Income(Loss)	$126,205	$(34,092)

Other comprehensive income:
Derivative Items	$32,987	$(406)
Note Receivable - Write Off		$(111,667)
Net comprehensive Income (loss)	$159,192	$(146,165)

Net Income (loss) per common share
Basic and Diluted	$0.003	$0.000
Weighted average shares outstanding
Basic and Diluted	49,638,176	41,453,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of March 31, 2009 and 2008
"REVISED"

	For the three months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$196,292	$(146,165)
Increase/(Decrease) in Accounts Receivable	$(193,521)	$17,097
Increase/(Decrease) in Other Assets		$117,012
Increase/(Decrease) Depreciation Expense	$1,558
Increase/(Decrease) in Inventory	$(21,485)
(Increase)/Decrease in Accounts Payable	$85,000	$(24,846)
Transactions not requiring cash:
Amortization of prepaid consulting fees	$128,837
Accrued Interest		$1,928
Prepaid Consulting	$482
Consulting Expense	$(58,750)
Increase/(Decrease) in Other Liabilities		$(406)
Net cash (used in) operating activities	$138,413	$(35,380)

CASH FLOWS FROM INVESTING ACTIVITIES:	$0	$0
Net cash(used in)Investing Activities	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable		$25,000
Bank overdraft
Proceeds from loans payable-officers		$7,000
Repayment of loans payable-officers		$(3,000)
Common stock issued for cash

Net cash provided by financing activities	$0	$29,000

Net increase in cash and equivalents	$41,165	$(6,380)

Cash and equivalents at beginning of period	5,186	13,104

Cash and equivalents at end of period	$46,351	$6,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

The following line items on the Financial Statements have been revised to expand the disclosures: “Condensed Consolidated Balance Sheet ending March 31, 2009”,  was revised to include a comparative “Condensed Consolidated Balance Sheet ending December 31, 2008”;  on the “Condensed Consolidated Statement of Operations” a correction to consulting expense was made; and on the “Condensed Consolidated Statement of Cash Flows” amortization of prepaid consulting fees was added.

The following footnotes have been revised to expand the disclosures:  "Notes Receivable Write-Off" was revised; and Item 4(T) “Controls and Procedures” was revised and corrected.

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

NOTES RECEIVABLE WRITE-OFF

Metabolic Research, Inc acquired a company called RueIQ, Limited and its assets in 2008 as a business venture. The business and equipment was later sold in exchange for a notes receivable in the amount of $111,667 to a company called Hollywood Laser. Hollywood Laser later defaulted on the note receivable. The note receivable became worthless and uncollectible and was written-off by Metabolic Research, Inc.

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

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to the safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management as necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective and adequately designed to insure that the information required to be disclosed by the company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), in a manner that allowed for timely decisions regarding required disclosure in our periodic reports filed with the SEC.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ T. W. Owen
T. W. Owen
Chief Financial Officer

Dated:	July 15, 2009