Form 10-Q
period 2009-06-30
Metabolic Research, Inc.
filed 2009-08-19
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 19, 2009, the Registrant has outstanding 55,865,509 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2009 and March 31, 2009

	June 30,	March 31,
ASSETS:	2009	2009
Current Assets
Cash and Cash Equivalent	57,094	46,351
Accounts Receivable	198,578	187,306
Inventory	39,430	251,449
Deposits	2,450	2,450
Prepaid Consulting	1,235,151	803,493
Prepaid Financing	0	21,211

Total Current Assets	1,532,703	1,312,260

Other Assets
Investments in IDZIN, Inc.	10,690	10,690
Furniture & Equipment	2,612	2,778
Communication Equipment	5,149	5,475
Patents and Trademarks	10,255,152	10,255,152
License	1,560,000	1,560,000

Total Other Assets	11,833,603	11,834,095

Total Assets	13,366,306	$13,146,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$154,866	$164,231
Credit Cards	12,349	13,112
Royalties Payable	271,740	238,880
Advances from Related Parties	9,692	9,692
Note - Debenture	-	-
Payroll Tax Liability	53,502	42,312
Due Directors	85,326	85,326
Notes Payable	-	-
Derivative Liability	13,164	35,371

Total Current Liabilities	600,639	588,924

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding	9,815	9,815
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 56,346,092 shares issued and outstanding	56,346	50,222
Additional paid in capital	15,120,188	14,911,963
Accumulated (deficit) during the development stage)	(2,420,682)	(2,414,569)

Total Stockholders' Equity	12,765,667	12,557,431

Total Liabilities and Stockholders' Equity	13,366,306	$13,146,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended as of June 30, 2009 and 2008

	For the three months ended
	June 30,
	2009	2008

REVENUES:
Net Sales	$960,958	$837,743
Cost of Sales	$212,019	$290,012
Gross Profit	$748,939	$547,731

COSTS AND EXPENSES:
General and Administrative	$642,374	$290,024
Advertising Expense	$68,059	$145,669
Derivative Adjustment Expense
Board of Directors Expense	$0	$40,000
Consulting Expense	$65,268	$58,795
Depreciation and Amortization	$1,558	$82

Total Costs and Expenses	$777,259	$534,570

Operating Income (Loss)	$-28,320	$13,161

OTHER INCOME (EXPENSE):
Interest Expense	$0	$(1,956)

Income (Loss) before income taxes	$-28,320	$11,205
Provision for income taxes		-

Net Income(Loss)	$-28,320	$11,205

Other comprehensive income:
Derivative Items	$22,207	$437
Net comprehensive Income (loss)	$(6,113)	$11,642

Net Income (loss) per common share
Basic and Diluted	$0.000	$0.000
Weighted average shares outstanding
Basic and Diluted	52,171,342	41,711,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of June 30, 2009 and 2008

	For the three months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$(6,113)	$11,642
Increase/(Decrease) in Accounts Receivable	$(11,272)	$50,051
Increase/(Decrease) in Prepaid Services	$(410,447)	$93,865
Increase/(Decrease) in Other Assets	$492	$1,968
Depreciation Expense	$1,558
Increase/(Decrease) in Inventory	$212,019	$(44,182)
(Increase)/Decrease in Accounts Payable	$(21,145)	$(10,317)
Increase/(Decrease) in Royalties Payable	$32,860	$(64,505)
Transactions not requiring cash:
Amortization of prepaid consulting fees	$(65,268)
Accrued Interest		$1,956
Prepaid Consulting	$63,710
Increase/(Decrease) in Other Liabilities		$437
Net cash (used in) operating activities	$(203,606)	$17,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		$(9,808)
Net cash(used in)Investing Activities		$(9,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable
Bank overdraft
Proceeds from loans payable-officers		$70,000
Repayment of loans payable-officers		$(5,000)
Common stock issued for services	$6,124
Additional paid in capital issued for services	$208,225
Common stock issued for cash

Net cash provided by financing activities	$214,349	$65,000

Net increase in cash and equivalents	$10,743	$72,823

Cash and equivalents at beginning of period	46,351	6,724

Cash and equivalents at end of period	$57,094	$79,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2009. Since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2008.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving substantial revenues from its planned principal operations.

PrePaid Financing

Metabolic Research, Inc acquired a company called RuelQ. Limited and its assets in 2008 as a business venture. The business and equipment was later sold in exchange for a notes receivable in the amount of $111,667 to a company called Hollywood Laser. Hollywood Laser later defaulted on the note receivable. The note receivable became worthless and uncollectible and was wriiten-off by Metabolic Research, Inc. The Prepaid financing amount of $21,211 was related to the notes receivable transaction and therefore was written off.

EQUITY

The Company has consulting contracts that required issuance of $6,124,583 shares of common stock at par value.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and June 30, 2008. Revenues for the three months ended June 30, 2009 were $748,939 compared to $547,731 for the same period of 2008. Net income for the three months ended June 30, 2009 was $196,292 compared to a net income of $11,205 for the same period of 2008.  General and Administrative expenses for the three months ended June 30, 2009 were $642,374 compared to $290,024 for the same period of 2008.

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

FUTURE OUTLOOK

The Company anticipates continued growth in sales based on wide acceptance in the market of its initial product “Stemulite™ Fitness Formula for Men” and “Stemulite™ Fitness Formula for Women”. The Company anticipates introducing at least one new product during the third or fourth quarter of 2009. The Company may also consider any business opportunity that may involve a future acquisition from a private entity having an operating business that may provide opportunities, products or services of a complementary nature to the Company's current product offerings.

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

On March 1,2009, Metabolic Research and Mr.Summers entered into agreement of a set amount of accrued royalties in the amount of $56,756.00, to be paid in installments of $2000 per month against the balance. In addition, Metabolic Research and Mr.Summers entered into agreement for accrued business expenses of $24,508.02. This balance will be paid in monthly installments of $2000, against the balance. These payments are to commence on April 1, 2009 until balances are paid in full.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ T. W. Owen
T. W. Owen
Chief Financial Officer

Dated:	August 19, 2009