Form 10-Q
period 2009-09-30
Metabolic Research, Inc.
filed 2009-11-23
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the Registrant has outstanding 55,865,509 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
ASSETS:	2009	2008
Current Assets
Cash and Cash Equivalent	$84,686	$6,186
Accounts Receivable	$441,715	$57,928
Inventory	$129,136	$229,964
Deposits	$4,807	$2,450
Prepaid Consulting	$443,898	$803,493
Prepaid Financing	$0	$21,693

Total Current Assets	$1,104,242	$1,121,696

Other Assets
Investments in IDZIN, Inc.	$10,690	$10,690
Furniture & Equipment	$2,442	$8,745
Communication Equipment	$4,824	$0
Patents and Trademarks	$10,255,152	$10,255,152
License	$1,560,000	$1,560,000

Total Other Assets	$11,833,108	$11,834,587

Total Assets	$12,937,350	$12,956,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$364,779	$79,231
Credit Cards	$11,531	$16,440
Royalties Payable	$378,185	$164,656
Advances from Related Parties	$9,692	$9,692
Note - Debenture	$0	$0
Payroll Tax Liability	$19,586	$23,353
Due Directors	$43,404	$85,326
Notes Payable	$0	$0
Derivative Liability	$(36,056)	$68,358

Total Current Liabilities	$791,121	$447,056

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding	$9,815	$10,690
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 56,346,092 shares issued and outstanding	$52,495	$49,345
Additional paid in capital	$14,997,501	$14,911,963
Accumulated (deficit) during the development stage)	$(2,913,582)	$(2,462,771)

Total Stockholders' Equity	$12,146,229	$12,509,227

Total Liabilities and Stockholders' Equity	$12,937,350	$12,956,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended as of September 30, 2009 and 2008

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES:
Net Sales	$2,016,947	$1,063,444	$3,769,315	$2,087,223
Cost of Sales	$355,677	$343,370	$1,376,735	$691,500
Gross Profit	$1,661,270	$720,074	$2,392,580	$1,395,723

COSTS AND EXPENSES:
General and Administrative	$792,488	$286,877	$1,617,151	$690,483
Advertising Expense	$768,323	$185,093	$836,382	$330,762
Board of Directors Expense	$0	$48,000	$0	$124,000
Consulting Expense	$101,679	$523,374	$460,008	$592,669
Depreciation and Amortization	$492	$491	$1,476	$573
Warehouse Expense	$0	$228,771	$0	$228,771

Total Costs and Expenses	$1,662,982	$1,272,606	$2,915,017	$1,967,258

Operating Income (Loss)	$(1,712)	$(552,532)	$(522,437)	$(571,535)

OTHER INCOME (EXPENSE):
Interest Expense	$0	$(4,853)	$482	$(8,737)

Income (Loss) before income taxes	$(1,712)	$(557,385)	$(522,919)	$(580,272)
Provision for income taxes	$0	$0	$0	$0

Net Income(Loss)	$(1,712)	$(557,385)	$(522,919)	$(580,272)

Other comprehensive income:
Derivative Items		$0	$68,358	$31
Notes Receivable Write-Off	$0	$0	$0	$(111,667)
Net comprehensive Income (loss)	$(1,712)	$(557,385)	$(454,561)	$(691,908)

Net Income (loss) per common share
Basic and Diluted	$0.000	$0.010	$0.000	$0.000
Weighted average shares outstanding
Basic and Diluted	53,402,731	47,092,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of September 30, 2009 and 2008

	For the three months ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$(1,712)	$(557,385)
Increase/(Decrease) in Accounts Receivable	$243,137	$73,498
Increase/(Decrease) in Prepaid Services	$69,431	$265,068
Increase/(Decrease) in Other Assets		$(482)
Increase/(Decrease) in Credit Cards	$818
Increase/(Decrease) Depreciation Expense	$(495)
Increase/(Decrease) in Payroll Liability	$(33,916)
Increase/(Decrease) Due Directors	$41,922
Increase/(Decrease) in Inventory		$37,920
(Increase)/Decrease in Accounts Payable	$(209,913)	$(69,557)
Increase/(Decrease) in Royalties Payable	$(106,445)	$(51,048)
Transactions not requiring cash:
Amortization of prepaid consulting fees	$(101,679)
Accrued Interest		$1,956
Prepaid Consulting		$(902,618)
Increase/(Decrease) in Other Liabilities		$4,853
Net cash (used in) operating activities	$(98,852)	$(83,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment
Net cash(used in)Investing Activities	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable
Bank overdraft
Repayment of loans payable		$(10,000)
Proceeds from loans payable-officers		$20,000
Repayment of loans payable-officers
Common stock issued for services
Additional paid in capital issued for services
Common stock issued for cash

Net cash provided by financing activities	$0	$10,000

Net increase in cash and equivalents	$(98,852)	$(73,025)

Cash and equivalents at beginning of period	$57,094	$79,547

Cash and equivalents at end of period	$(41,758)	$6,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2009. Since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and September 30, 2008.

Revenues for the three months ended September 30, 2009 were $2,016,947 compared to $1,063,444 for the same period of 2008. Net Loss for the three months ended September 30, 2009 was $1,712 compared to a net loss of $557,385 for the same period of 2008.

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

FUTURE OUTLOOK

The Company anticipates continued growth in sales based on wide acceptance in the market of its initial product “Stemulite™ Fitness Formula for Men” and “Stemulite™ Fitness Formula for Women”. The Company anticipates introducing at least one new product during the fourth quarter of 2009. The Company may also consider any business opportunity that may involve a future acquisition from a private entity having an operating business that may provide opportunities, products or services of a complementary nature to the Company's current product offerings. In the event of any possibility of future merger or acquisition there may be probable change in control of the Company and share reorganization and may involve significant changes made to the capitalization or stock ownership in the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

3. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs—Costs associated with the promotion of the Company’s product are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, are expensed the first time the advertising takes place. Advertising expense was $768,323 and $185,093 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $836,382 and $330,762 for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Net Income Per Share—The Company’s basic net income per share includes the dilutive effect of common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period divided into net income. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements—In March 2008, the FASB issued guidance on disclosures regarding derivative instruments and hedging activities. The guidance requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of this guidance were effective in the first quarter of fiscal year 2009. The adoption of the provisions did not impact the Company’s financial condition, results of operations or cash flows.

DERIVATIVE LIABILITY

The company has derivative liabilities as a result of its multi-year consulting contracts with common stock issued as compensation.  The derivative liablity was calculated using models approximating Black-Scholes methodoglies.  The Company is obligated to issue an additional 13,226,000 shares of the company's common stock(restricted) over the next three years per consulting contracts issued in 2008.

 Property and Equipment

Property and equipment consists of the following:

	September 30, 2009	December 30, 2008
Furniture and fixtures	$3,304	$9,811
Communication Equipment	6,507
	9,811	9,811
Less:
accumulated depreciation Furniture&Equip	(2,542)	(1,066)

Total	$7,269	$8,745

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DERIVATIVE LIABILITY - continued

Depreciation and amortization expense on Furniture and Equipment for the three and nine months ended September 30, 2009, was $492 and $1,476, respectively, and for the three and nine months ended September 30, 2008, was $491 and $573, respectively. Depreciation and amortization expense on Furniture and Equipment is recorded in “Depreciation and Amortization” line on condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, was $355,677 for the three months ended September 30, 2009 compared to $343,370 for the three months ended September 30, 2008.

Gross Profit

As a result of the foregoing, gross profit $1,661,270 for the three months ended September 30, 2009 compared to $720,074 for the three months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, was $792,488 for the three months ended September 30, 2009, compared to $286,877 the three months ended September 30, 2008.

Subsequent Events

Subsequent events have been evaluated through November 23, 2009, the date of issuance of the condensed consolidated financial statements herein.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. We believe that the cash generated by operations and cash and cash equivalents, together with any availability of  borrowing, will be sufficient to meet our working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in consumer spending. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

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

ITEM 1A. RISK FACTORS

Except for the below discussion, there have been no material changes from risk factors previously disclosed in our Form 10-K.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As an independent public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NASDAQ, requires us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

ITEM 1A. RISK FACTORS - continued

In particular, as a public company, our management will be required to continue to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 31, 2009 (“Fiscal 2009”). In addition, we will be required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Under current rules, we will be subject to this requirement beginning with our Annual Report on Form 10-K for fiscal year 2010. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ T. W. Owen
T. W. Owen
Chief Financial Officer

Dated:	November 23, 2009