Form 10-K
period 2009-12-31
Metabolic Research, Inc.
filed 2010-10-12
CIK 1081369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-25879

Commission file number

METABOLIC RESEARCH, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2065469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2602 E 7th Ave
Tampa, Florida 33605

(Address of principal United States executive offices and Zip Code)

(813) 443 5065

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

As of December 31, 2009, the Registrant had outstanding 55,865,509 shares of Common Stock.

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

Our ability to continue as a going concern is contingent upon our ability to broaden our product line and increase sales according to our business plan and to attain profitable operations and secure supplemental financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

OUR ACTIVITIES

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused on developing new technologies and other business opportunities in the life sciences and health care fields.

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

ITEM 1.	DESCRIPTION OF BUSINESS - continued

On February 23, 2007, we entered into a Strategic Alliance Agreement with Partners In Science Holdings, Inc. under which each of the parties were to fully cooperate with the other in inserting the other party's products into its marketing and distribution channels. Each party also agreed to extend to the other party its usual factory discount allowances for sales, including such rights and residuals as customary. The term of the agreement was for a period of three years, commencing on February 23, 2007, but ended in December 2008 when Partners in Science Holdings, Inc. ceased to exist.

On May 16, 2007, in accordance with the Asset Acquisition Agreement with Partners in Science Holdings, Inc. the company acquired a variety of intellectual properties with the issuance of 26,231,000 shares of our common Stock.  A significant feature of the acquired assets was the formulations for the “Fitness Formula for Men” and the “Fitness Formula for Women” that became the company’s flagship product line.

On May 18, 2007, in accordance with an Acquisition Agreement we acquired  IDZIN, Inc with the issuance of  10,690,000 shares of its convertible preferred stock.   The subject stock has since become eligible for conversion to common shares.  This acquisition provided us with the software and market structure for an internet driven affiliate marketing framework together with all the requisite vendor relationships to support marketing and logistics function and data management.

In order to reduce or eliminate our dependence on imported resources, we are our production vendors are currently domestically based, producing our key components per our proprietary methods. In the instance of our key components we have established primary, secondary and tertiary vendors to assure product supply.

We are currently distribute through organizations that have existing distribution channels into the nutraceutical wholesale/retail stream who sell product lines that would not be construed as being competitive with our products.

We are developing a comprehensive use of funds plan and terms and conditions for a private placement for additional funds. Such plans at preliminary stages, and we have not identified potential sources nor entered into a definitive agreement in connection with such funding. There is no assurance that we will obtain such funding or any other funding.

All of our current and proposed nutraceutical products are be comprised of components that are deemed by the Food and Drug Administration to be "GRAS" that is "Generally Recognized As Safe" and as such can be marketed as a nutritional supplement with the principal requirements being the listing of ingredients on the label and adequate testing documentation as to the effects of each component or the aggregate product.    The company has taken steps to comply with recently implemented Federal Trade Commission regulations concerning testimonials in the sale of  goods.   There are no other regulations that would place limitations on our products or operations.

We initiated starting marketing our fitness formula under the Stemulite “brand” name in late 2007.  We entered into a marketing distribution agreement with True Healthy Products in February 2008.  On December 1, 2008, we entered into an agreement to sell Stemulite Fitness Formula for Men and for Women to General Nutrition Distribution, LP for sale in its outlets. General Nutrition Distribution, LP is the logistic distribution arm of General Nutrition Centers.

On May 1, 2009 we initiated an in-house direct internet marketing efforts that ultimately became our single largest source of revenue.

EMPLOYEES

We have four full-time employees.  We are able to maintain a small staff by relying on outsourcing many functions on an as needed basis and do not plan to recruit additional personnel until we have obtained additional funding.

ITEM 2.	DESCRIPTION OF PROPERTIES

In 2009 the Company maintained leased office space at 6320 McLeod Drive., Suite 7, Las Vegas, Nevada 89120 and at 5603 Interbay Blvd, Tampa, Florida 33611.

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

On November 19, 2009, the Company filed a lawsuit in the District Court of Clark County, State of Nevada against Scott J. Ferrell, Michael Campos, Thomas Hess, and Sara Jordan, all of California, for extortion and racketeering.

In late October 2009 defendant Ferrell acting in behalf of Campos, Hess, and Jordan demanded in writing and without warning that the Company agree to an un-provided /unseen stipulation indicating that its Stemulite Fitness Formula product was fraudulent and demanding that the Company make a 100% refund / disgorgement within 30 days or defendant Ferrell would file a complaint under the California Consumers Legal Remedies Act alleging fraud in the advertising and sale of the Company’s Stemulite Fitness Formula. Defendant Ferrell made the same demands of GNC, the Company’s national distributor.

Both cases continued as of December 31, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 18, 2009 pursuant to a published proxy statement the company’s annual meeting was held. The only matter submitted to a vote of security holders was the election of Directors.  Robert Bakker, Tia Owen, and KC Quintana were elected to serve until their replacements are duly elected.

Market Information. Our common stock has been quoted through the “Pink Sheets”. Until February 15, 2007 it was quoted under the symbol "DSTT.OB," and since such date it has been quoted under the symbol "MTBR" The following chart sets forth the high and low sales prices for our common stock during the indicated periods.

FISCAL QUARTER ENDED	LOW	HIGH

March 31, 2008	$0.06	$0.20

June 30, 2008	$0.06	$0.45

September 30, 2008	$0.04	$0.15

December 31, 2008	$0.03	$0.08

March 31, 2009	$0.025	$0.05

June 30, 2009	$0.025	$0.06

September 30, 2009	$0.023	$0.045

December 31, 2009	$0.04	$0.09

The foregoing prices represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions.

Record Holders. As of December 31, 2009, the Common Stock was held of record by approximately 246 persons and entities, including significant amounts of stock held in "street name".

Dividends. We have not and do not intend to pay dividends on our capital stock in the foreseeable future.

Purchase of Our Equity Securities. Neither we nor our any of our affiliates purchased shares of our common stock during the fiscal quarter ended December 31, 2009.

Sales of Our Unregistered Securities Not Previously Disclosed.  None.

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

GENERAL

Until January 12, 2007, we were focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, In January 2007 the Board resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. We are now focused new technologies and other business opportunities in the life sciences and health care fields.

The company has established the “brand” name of Stemulite for its line of nutritional supplements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2009 was $4,796,336.02 compared to $2,783,010 for 2008. Revenue in 2008 and 2009 was generated by the Company's new health care products from wholesale markets, who subsequently retailed our products.

Operating expenses for the year ended December 31, 2009 were $3,620,008.91compared to $2,857,223 for 2008. Our 2008 operating expenses were mainly attributable to consulting and marketing costs necessary to pursue our business plan and bring the Company's products to market.  Our 2009 operating expenses were mainly attributable to operating costs in producing and distributing our product line.  Our operating costs may continue to increase as we upgrade our technology and continue to expand our marketing channels. We expect operating losses to continue in the near future.

Net operating loss for the year ended December 31, 2009 was $186,204 compared to $710,563 for 2008.

FUTURE OUTLOOK

We believe that by simultaneously focusing on cost containment and overhead reduction while enhancing revenue with the addition of new products to maximize our market distribution channels.   At the same time we are developing new and innovative means of marketing and distribution.   We feel that this approach is strong enough to overcome the deficits of the past.

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

GOING CONCERN

We have experienced significant losses up to the period ending December 31, 2009 aggregating ($694,648). We began significant revenue producing operations during 12/31/08.

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

The company’s direct internet sales accounted for a majority of the revenues in 2009, second to the addition of GNC as a national distributor.. Several customers accounted for the revenues in 2008.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS - continued

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

ITEM 8.	FINANCIAL STATEMENTS

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Metabolic Research, Inc.

We have audited the accompanying balance sheets of Metabolic Research, Inc., as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financials statements of Metabolic Research, Inc.  as of December 31, 2008, were audited by other auditors whose report dated April 14, 2009, expressed an unqualified opinion with a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metabolic Research, Inc. and subsidiaries as of December 31, 2009, and the result of its operations and its cash flows for the year  then ended, in conformity with U.S. generally accepted accounting  principles.

The accompanying financial statements have been prepared assuming that Metabolic Research, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Metabolic Research, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
October 7, 2010

METABOLIC RESEARCH, INC.
CONSOLIDATED BALANCE SHEET
as of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS:
Current Assets
Cash in Bank	$239	$5,168
Petty Cash Fund	4	1,000
Accounts Receivable	243,553	57,928
Inventory	176,729	229,964
Deposits	4,807	2,450
Prepaid Consulting	-	803,493
Prepaid Financing Fees	-	21,693

Total Current Assets	425,332	1,121,696

Other Assets
Fixed Assets (net of depreciation)	6,774	8,745
License	1,560,000	1,560,000
Investments	10,690	10,690
Patents Assignments	6,546,950	10,255,152

Total Other Assets	8,124,414	11,834,587

Total Assets	$8,549,746	$12,956,283

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts Payable	$410,484	$79,231
Bank Over Draft	21,761	-
Payroll Tax Liability	63,425	23,353
Credit Cards	9,761	16,440
Royalties Payable	208,975	164,656
Advances from Related Parties	103,000	9,692
Due Directors	24,504	85,326
Derivative Liability		68,358

Total Current Liabilities	841,910	447,056

Stockholders' Equity
Preferred stock - $0.001 par value, 50,000,000 shares
authorized: 9,815 issued and outstanding	9,815	10,690
Common stock - $0.001 par value, 200,000,000 shares
authorized: 49,346,509 and 59,495,008 shares issued
and outstanding on 12/31/08 and 12/31/09, respectively	59,495	49,345
Additional paid in capital	14,223,650	14,911,963
Retained (Deficit)	(6,585,124)	(2,462,771)

Total Stockholders' Equity	7,707,836	12,509,227

Total Liabilities And Stockholders' Equity	$8,549,746	$12,956,283

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

Revenues	$4,796,336	$2,783,010
Cost of Sales	1,314,939	636,350

Net Revenues	3,481,397	2,146,660

Operating Expenses:
Consulting Expenses	921,368	816,304
Advertising Expense	1,574,636	587,393
Board of Directors Expense	48,000	182,000
Depreciation	1,971	1,063
General and Administrative	1,630,070	1,270,463

Total Operating Expenses	4,176,045	2,857,223

Net Operating Loss	$(694,648)	$(710,563)

Other Expenses:
Interest Expense	1,333	10,216

Total Other Expenses	1,333	10,216

Net Loss Before Income Taxes	$(695,981)	$(720,779)

Income Tax Expense	-	-

Net Loss before Other Comprehensive Income	$(695,981)	$(720,779)

Other Comprehensive Income:
Decrease in value of Patents & Trademarks	(3,708,202)	-
Derivative gain	281,830	463,225

Net (loss)	$(4,122,353)	$(257,554)

Net (loss) before Other Compreshensive Income per common share	$(0.0121)	$(0.0151)

Net (loss) per common share	$(0.0718)	$(0.0054)

Weighted average Number of Common Shares Outstanding	57,413,200	47,656,238

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period ended December 31, 2009

		PAR
		VALUE				TOTAL
	NUMBER OF	OF	ADDITIONAL		RETAINED	STOCKHOLDERS'
	COMMON	COMMON	PAID-IN	Preferred	EARNINGS	EQUITY
	SHARES	SHARES	CAPITAL	Stock	(DEFICIT)	(DEFICIT)

Balance as of December 31, 2007	41,453,425	41,453	13,925,181	10,690	(2,205,217)	11,772,107

On September 30,2008 the company issued stock for cancellation of a note payable	432,800	433	42,775			43,208

On September 30,2008 the company issued stock for cancellation a note payable	387,783	387	77,169			77,556

Various periods in 2008 the company issued stock for services	7,185,000	7,185	876,850			884,035

Adjustment to common stock account to reconcile with shareholder list	(112,499)	(113)	(10,012)			(10,125)

Net (Loss) for year ended December 31, 2008					(257,554)	(257,554)

Balance as of December 31, 2008	49,346,509	49,345	14,911,963	10,690	(2,462,771)	12,509,227

Adjustment to Preferred Stock				(875)		(875)

Adjustment to Common Stock for 2008 correction in stock shares & value	575,499	576	-736,890			(736,314)

Various periods in 2009 the company issued stock for services	9,573,000	9,574	48,577			58,151

Net (loss) for year ended December 31, 2009					(4,122,353)	(4,122,353)

Balance as of December 31, 2009	59,495,008	59,495	14,223,650	9,815	(6,585,124)	7,707,836

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net (Loss)	$(4,122,353)	$(257,554)

Adjustments to Reconcile Net Income (Loss):
(Increase)/Decrease in Accounts Receivable	(185,625)	57,928
(Increase)/Decrease in Other Current Assets	22,689	920,593
(Increase)/Decrease in Other Assets	-	(102,922)
(Increase)/Decrease in Inventory	53,235	-
(Increase)/Decrease in Deposits	(2,357)	-
Increase/(Decrease) in Accounts Payable	331,253	(29,765)
Increase/(Decrease) in Other Liabilities	110,198	(214,079)
Transactions not requiring cash:
Interest paid with stock	-	10,216
Services received for stock	337,927	-
Decrease in value of Patents & Trademarks	3,708,202	-
Derivative gain	(281,830)	(463,225)
Depreciation	1,971	1,063
Net cash (used in) operating activities	$(26,690)	$(77,745)

Cash flows from investing activities:
Acquisition of property and equipment	-	9,809
Net cash provided by investing activities	$-	$9,809

Cash flows from financing activities:
Proceeds from loans payable	-	50,000
Bank over draft	21,761	-
Repayment of loans payable	-	10,000
Proceeds from loans payable-officers	-	50,000
Repayment of loans payable-officers	-	(50,000)
Net cash provided by financing activities	$21,761	$60,000

Net (decrease) in cash and equivalents	(4,929)	(7,936)
Cash and equivalents at beginning of period	5,168	13,104

Cash and equivalents at end of period	$239	$5,168

The accompanying notes are an integral part of these consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

The Company was incorporated under the laws of the State of Nevada on April 23, 1999 as Dimgroup Inc. and is in the development stage. During 2001, the Company changed its name to Datastand Technologies, Inc.

Until January 12, 2007, the Company focused on developing and marketing a database containing fundamental corporate data on companies quoted on the OTCBB for the purpose of selling licenses to the database's content to customers in a variety of formats. However, the Board has recently resolved to change the focus of our Company's business to the development of business opportunities within the health care industry. The Company is now focused on investigating new technologies and other business opportunities in the life sciences and health care fields.

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

On February 1, 2007, the Company changed the corporate name to Metabolic Research, Inc. On April 27, 2007, the company incorporated in Nevada, filed its articles of merger and redomiciled to Nevada.

Basis of Presentation

Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $6,585,124 accumulated at December 31, 2009.  The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008
NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company's revenues are predominately from its own internet direct sales followed closely by wholesalers.  The company’s direct sales accounted for more than 60% of total sales.  The Company's accounts receivable are collected from its wholesalers on an average of 30 days.  The inclusion of an allowance for doubtful accounts was deemed unnecessary.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture and office equipment      5 years

Advertising Costs

The Company expenses all costs of advertising as incurred.  Advertising costs were incurred during the periods presented.

Patent Assignments

Patent assignments result from the issue of stock for patent assignments during 2007.  The transactions were valued at the trading value of $10,255,152 on the date of issue.  The Company’s patent assignments were tested for impairment in 2009 under provisions of FASB 157, and accordingly the company recognized a write-down of its patent asset in the amount of $3,708,202.  The patents cover the products developed by the company and have been determined by management at present to be intangible assets not subject to amortization.

Web Development Costs

The web site will be comprised chiefly of advertising, with very little recoverable value and is unauditable.  In connection with the development of its products, the Company incurs external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are capitalized. Purchased software costs are capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All other costs have been reviewed for determination of whether capitalization or expense classification is appropriate.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, bank over draft, accounts payable and accrued expenses. Fair values approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008
NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is deemed impaired.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards ("SFAS") 133, "Reporting Comprehensive Income". SFAS 133 establishes standards for reporting and display of comprehensive income and its components in the financial statements.  The Company issued restricted stock to individuals in exchange for services to the Company in the years 2007, 2008, and 2009.  The Company estimates the value of the restricted stock and recognizes the cost over the vesting periods.  The Company used accepted practices in estimating the value of the restricted stock.  The Company factored in both the probability that the service provider would forfeit their rights to the stock and the illiquidity of the shares, and discounted the observed market price.  Any gain and losses resulting from the calculation are reported within other comprehensive income as required by SFAS 133. The company is obligated to issue an additional 17,880,000 shares of its common stock (restricted) over the next three years per the consulting contracts issued in 2007, 2008, and 2009.

The company patent assignments were tested for impairment during the year under provisions of FASB 157. The company recognized a write-down of its patent asset in the amount of $3,708,202.

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

Recent Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements once adopted.

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements once adopted.

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

NOTE 3.	PROPERTY AND EQUIPMENT

	Cost	Depreciation
Office Furniture and Equipment	$3,304	1,027
Communications Equipment	$6,507	2,010

NOTE 4.	ADVANCES PAYABLE - RELATED PARTY

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

The Company issued stock for services agreements at various dates in 2008 and 2009.

METABOLIC RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The Company currently has net operating loss carryforwards aggregating approximately $3,733,601, which expire at various dates through 2028. The deferred tax asset related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at
the federal statutory rate	34%
Effect of operating losses	(34)%

0%

NOTE 7.	LONG TERM COMMITTMENTS

The company rented the office warehouse space starting in July 2008. The term is for three years ending, June, 2011.  Rent is $2,357 per month.*
	2009	2010	2011
Rent	-0-	29,790	15,258

* Subsequently the lease was breached by the landlord whereupon the premises were vacated.

NOTE 8.	SUBSEQUENT EVENTS
On April 22, 2010, Metabolic Research, Inc. entered into an Agreement and Mutual Release of All Claims with Tia Owen who resigned as an officer, Director, and an employee.

In July of 2010, the company introduced “Tsunami Strike” as the first of three products developed to expand our product offerings.   It is a multi-featured nutritional supplement principally designed to generate nitric oxide energy in support of fitness exercise programs.

In July of 2010, the company consolidated both the Nevada and Florida facilities into 2000 square feet of office and warehouse space located at 2602 E 7th Ave, Tampa, Florida 33605.  It is estimated that this move will save approximately $36,000 annually in rent and approximately $46,000 annually in travel, accommodations, and meals.

The new premises are on a two year lease starting July 1, 2010 at the monthly rate of $2,200 per month inclusive of utilities with a three percent escalator for the second year. The company sublets the warehouse portion to Stemfit, Inc. for $1,000 per month, thereby reducing the company’s cost to $1,200 per month.

On September 14th 2010, KC Quintana Resigned from the Board of Directors for personal reasons. MTBR will replace vacant Board position on October 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective and inadequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f) as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of December 31, 2009, the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

Having assessed that internal control over financial reporting was not effective based on the relevant criteria Management engaged Swarts and Swarts Certified Public Accountants to evaluate relevant historical information and to design and oversee implementation of an accounting system that embodies effective internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are:

NAME	AGE	POSITION(S)

Robert Bakker	56	Chief Executive Officer.
T. W. Owen*	62	Chief Financial Officer
KC Quintana	43	Director

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued

We have not adopted a formal Code of Ethics.

In a subsequent event, on April 22, 2010, Metabolic Research, Inc. entered into an Agreement and Mutual Release of All Claims with Tia Owen who resigned as an officer, Director, and an employee.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

Robert Bakker received $114,000 including three months as vice president of national sales and nine months as President and Chief Executive Officer.

Ms. Owen received $112,000* serving as Secretary, Treasurer and Chief Operating Officer.
*includes $24,000 in Directors fees in the first quarter of 2009.

OUTSTANDING EQUITY AWARDS

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

COMPENSATION OF DIRECTORS

The company does not currently compensate its Directors.

David Summers and Ms. Owen each received $8,000 per month for director's services for the first three months of 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of December 31, 2009 the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 04, 2009, we had outstanding 49,346,509 shares of our common stock

NAME OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL		PERCENT
OF MORE THAN 5%	OWNERSHIP		OF CLASS

David P. Summers	4,370,889		6.24%
T.W. Owen	8,190,000		11.70%
Cede & Co.	14,376,924		24.30%
K. C. Quintana	11,252,000	(1)	16.08%
Robert Bakker	2,848,080		4.00%

(1) Includes 3,100,000 shares of Common Stock and 8,152,000 shares of Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 18, 2007, the Company acquired IDZIN, Inc., an internet based marketing company. K. C. Quintana was the majority shareholder of IDZIN, Inc.   IDZIN software, systems, and relationships were responsible for 100% of all 2008 revenue as well as the majority of 2009 revenue.  In consideration for the acquisition, the Company issued Ten Million Six Hundred Ninety Thousand (10,690,000) shares of Common Stock to the shareholders of IDZIN, Inc.

On August 1, 2007, the Company entered into a contract with Stemfit, Inc. to supply warehouse and fulfillment services to the Company on a piece-rate basis.  K. C. Quintana is the sole owner of Stemfit, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

On March 26, 2009, the Company entered into an employment agreement with Robert Bakker, under which Mr. Bakker serves as our Chief Executive Officer.  The agreement may be terminated by Mr. Bakker or the Company upon failure to cure a breach of contract within 30 days of written notice to the other party.  Under the employment agreement, Mr. Bakker receives a $120,000 annual salary and an annual award of 1,200,000 shares of Common Stock.

DIRECTOR INDEPENDENCE

None of our directors is "independent", as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services.

In its review of non-audit service fees and its appointment of Hamilton PC Auditing Services, Inc., as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Hamilton PC Auditing Services, Inc. in 2009-10 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for 2009  $14,325, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by Hamilton PC Auditing Services, Inc. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES

There was were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

ALL OTHER FEES

There were no other fees billed by Hamilton PC Auditing Services, Inc.

ITEM 15.	EXHIBITS

3.1	Articles of Incorporation, incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB/A filed on August 3, 1999.

3.2	Articles of Merger, incorporated herein by reference to our Current Report on Form 8-K/A filed on November 8, 1999

3.3	Amendment to Articles of Incorporation, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on April 5, 2001.

3.4	Amendment to Articles of Incorporation, incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed with Securities and Exchange Commission on February 2, 2007.

3.5	By-Laws, incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB/A filed on August 3, 1999.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 USC 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metabolic Research, Inc.

Date: October 11, 2010	By:	/s/ Robert Bakker
Robert Bakker
President
Chief Executive Officer

Date: October 11, 2010	By:	/s/ Robert Bakker
Robert Bakker
Treasurer
Chief Financial Officer