Form 10-Q
period 2010-03-31
Metabolic Research, Inc.
filed 2010-12-14
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-25879

Metabolic Research, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8050263
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

2602 E 7th Ave Tampa, Florida 33605

(Address of principal executive offices)

Registrant's telephone number, including area code: (813) 990-8202

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

As of March 31, 2010, the Registrant has outstanding 55,920,509 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
ASSETS:	2010	2009
Current Assets
Cash and Cash Equivalent	$82,436	$46,351
Accounts Receivable	95,948	187,306
Inventory	176,728	251,449
Deposits	4,807	2,450
Prepaid Consulting		803,493
Prepaid Financing		21,211

Total Current Assets	359,919	1,312,260

Other Assets
Investments in IDZIN, Inc.	10,690	10,690
Furniture & Equipment	1,950	2,778
Communication Equipment	4,824	5,475
Patents and Trademarks	6,546,950	10,255,152
License	1,560,000	1,560,000

Total Other Assets	8,124,414	11,834,587

Total Assets	$8,484,333	$13,146,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$501,943	$164,231
Credit Cards	8,336	13,112
Royalties Payable	195,179	238,880
Advances from Related Parties		9,692
Note - Debenture	-	-
Payroll Tax Liability	61,201	42,312
Due Directors		85,326
Notes Payable	115,000	-
Derivative Liability		35,371

Total Current Liabilities	881,659	588,924

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding	9,815	9,815
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 50,221,509 shares issued and outstanding	59,495	50,222
Additional paid in capital	14,223,650	14,911,963
Accumulated (deficit) during the development stage)	(6,585,124)	(2,414,569)

Total Stockholders' Equity	7,589,369	12,557,431

Total Liabilities and Stockholders' Equity	$8484333	$13,146,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended as of March 31, 2010 and 2009

	For the three months ended
	March 31,
	2010		2009

REVENUES:
Net Sales		$941,012	$791,410
Cost of Sales		$758,452	$431,847
Gross Profit		$182,560	$359,563

COSTS AND EXPENSES:
General and Administrative		$272,380	$102,963

Consulting Expense		$30,000	$128,837
Depreciation and Amortization		$3,036	1,558

Total Costs and Expenses		$303,938	$233,358

Operating Income (Loss)		$(118,467)	$126,205

OTHER INCOME (EXPENSE):
Interest Expense		-	$-

Income (Loss) before income taxes		$(118,467)	$126,205
Provision for income taxes		-	-

Net Income(Loss)		$(118,467)	$126,205

Other comprehensive income:
Derivative Items	$		$32,987
				-
Net comprehensive Income (loss)		$(118,467)	$159,192

Net Income (loss) per common share
Basic and Diluted		$0.000	$0.003
Weighted average shares outstanding
Basic and Diluted		50,221,509	49,638,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of March 31, 2010 and 2009

	For the three months ended
	March 31,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)		$(118,467)		$196,292
Increase/(Decrease) in Accounts Receivable		$(147,605)		$(193,521)
Increase/(Decrease) in Other Assets		(3,708,202)	$
Increase/(Decrease) Depreciation Expense		$(1478)		1,558
Increase/(Decrease) in Inventory		$(74,721)		(21,485)
(Increase)/Decrease in Accounts Payable		$(416,943)		$85,000
Transactions not requiring cash:
Amortization of prepaid consulting fees		$90,952		128,837
Accrued Interest			$
Prepaid Consulting	$			482
Consulting Expense		$(30,000)		(58,750)
Increase/(Decrease) in Other Liabilities		363,021	$
Net cash (used in) operating activities		$139,987		$138,413

CASH FLOWS FROM INVESTING ACTIVITIES:		$0		$0
Net cash(used in)Investing Activities		$0		$0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable			$
Bank overdraft
Proceeds from loans payable-officers			$
Repayment of loans payable-officers				)
Common stock issued for cash

Net cash provided by financing activities		$0	$

Net increase in cash and equivalents		$103.957		$41,165

Cash and equivalents at beginning of period		(21,521)		5,186

Cash and equivalents at end of period		$82,436		$46,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2010, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2009.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving revenues from its planned principal operations.

EQUITY

On March 5, 2010 the company issues 50,000 shares of common restricted stock to David w. Pies and Douglas Pies in conjunction with a loan agreement.

On March 5, 2010 the company issues 5,000 shares of common restricted stock to John Glushko in conjunction with a loan agreement.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and March 31, 2009.

Revenues for the three months ended March 31, 2010 were $ 941,012 compared to $791,410 for the same period of 2009.

Net Loss for the three months ended March 31, 2010 was $118,466 compared to $126,205 for the same period of 2009.

The Company's operating expenses were mainly attributable to marketing expenses, legal expenses, office lease, cost of goods sold, operating expenses, telephone and internet server and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses and it can be expected that future operating expenses will increase with the need to expand the product line, addition of staff, purchase of new equipment, acquisitions, expansion of product line, and to revitalize sales.

FUTURE OUTLOOK

The Company must develop or otherwise acquire additional products in order to achieve profitable levels of sales by maximizing marketing and advertising expenditure return.  Despite having loyal users of “Stemulite™ Fitness Formula for Men” and “Stemulite™ Fitness Formula for Women” the company needs additional products to be competitive. The Company must introduce one or more additional products in the second and third quarters of 2010. The Company intends to investigate and consider any business alliance or opportunity that would reasonably provide products or services of a complementary nature to the Company's current products.   In the event of any possibility of future merger or acquisition there may be probable change in control of the Company and share reorganization and may involve significant changes made to the capitalization or stock ownership in the Company.

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

For further information, refer to our Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Both cases continued as of March 31, 2010.

 In a subsequent event, on August 4, 2010, the suit against the company under the California Consumers Legal Remedies Act was dismissed.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company sold no stock during the three months ended March 31, 2010.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ Robert Bakker
Robert Bakker
Chief Financial Officer

Dated:	December 9, 2010