Form 10-Q
period 2010-06-30
Metabolic Research, Inc.
filed 2010-12-14
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the Registrant has outstanding 60,408,009 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2010 and March 31, 2010

	June 30,	March 31,
ASSETS:	2010	2010
Current Assets
Cash and Cash Equivalent	93,521	82,436
Accounts Receivable	-31,841	95,948
Inventory	176,728	176,728
Deposits	4,807	4,807
Prepaid Consulting
Prepaid Financing	0

Total Current Assets	1,532,703	359,919

Other Assets
Investments in IDZIN, Inc.	10,690	10,690
Furniture & Equipment	1,950	1,950
Communication Equipment	4,824	4,824
Patents and Trademarks	6,546,950	6,546,950
License	1,560,000	1,560,000

Total Other Assets	8,122,447	8,124,414

Total Assets	8,367,629	$8,484,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$551,930	$501,943
Credit Cards	5,699	8,336
Royalties Payable	23,264	195,179
Advances from Related Parties		-
Note - Debenture	-	-
Payroll Tax Liability	60,168	61,201
Due Directors	-	-
Notes Payable	78,500	115,000
Other Current Liabilities	89,132	-

Total Current Liabilities	719,562	881,659

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,432,500 issued and outstanding	9,432	9,815
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 60,480,009 shares issued and outstanding	60,480	59,495
Additional paid in capital	14,223,650	14,223,650
Accumulated (deficit) during the development stage)	(6,585,124)	(6,585,124)

Total Stockholders' Equity	7,648,067	7,589,369

Total Liabilities and Stockholders' Equity	16,735,259	$8,484,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended as of June 30, 2010 and 2009

	For the three months ended
	June 30,
	2010		2009

REVENUES:
Net Sales		$437,894		$960,958
Cost of Sales		$228,514		$212,019
Gross Profit		$209,380		$748,939

COSTS AND EXPENSES:
General and Administrative		$237,981		$642,374
Advertising Expense		$53,116		$68,059
Derivative Adjustment Expense
Board of Directors Expense		$0		$-
Consulting Expense		$50,000		$65,268
Depreciation and Amortization		$3,036		$1,558

Total Costs and Expenses		$344,133		$777,259

Operating Income (Loss)		$(134,753)		$-28,320

OTHER INCOME (EXPENSE):
Interest Expense		$0		$-

Income (Loss) before income taxes		$-134,753		$28,320
Provision for income taxes				-

Net Income(Loss)		$-174,753		$-28,320

Other comprehensive income:
Derivative Items	$			$22,207
Debt Forgiveness		$184,310	$
Net comprehensive Income (loss)		$55,697		$(6,113)

Net Income (loss) per common share
Basic and Diluted		$0.000		$0.000
Weighted average shares outstanding
Basic and Diluted		56,165509		52,171,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of June 30, 2010 and 2009

	For the three months ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$55,697	$(6,113)
Increase/(Decrease) in Accounts Receivable	$20,561	$(11,272)
Increase/(Decrease) in Prepaid Services	$(87,796)	$(410,447)
Increase/(Decrease) in Other Assets	$(2,465,974)	$492
Depreciation Expense	$3,036	$1,558
Increase/(Decrease) in Inventory	$(35,291)	$212,019
(Increase)/Decrease in Accounts Payable	$(21,145)	$(21,145)
Increase/(Decrease) in Royalties Payable	$(9,596)	$32,860
Transactions not requiring cash:
Amortization of prepaid consulting fees	$87,796	$(65,268)
Accrued Interest	$-	$-
Prepaid Consulting	$-	$63,710
Increase/(Decrease) in Other Liabilities	$(119,923)	$-
Net cash (used in) operating activities	$(59,768)	$(203,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$-	$-
Net cash(used in)Investing Activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable
Bank overdraft
Proceeds from loans payable-officers
Repayment of loans payable-officers
Common stock issued for services	$4,222	$6,124
Additional paid in capital issued for services	$139,432	$208,225
Common stock issued for cash

Net cash provided by financing activities	$-	$214,349

Net increase in cash and equivalents	$11,085	$10,743

Cash and equivalents at beginning of period	82,436	46,351

Cash and equivalents at end of period	$93,521	$57,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2010. Since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2009.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company is receiving revenues from its planned principal operations.

EQUITY

On April 30, 2010 the company issued 300,000 shares of common restricted stock to Steven J. Levy per terms of a contract.
On June 2, 2010 the company issued 200,000 shares of common restricted stock to Hrkach Marketing LLC per terms of a contract.
On June 2, 2010 the company issued 430,000 shares of common restricted stock to Marvel Performance Concepts LLC per terms of a contract.
On June 2, 2010 the company issued 350,000 shares of common restricted stock to Kevin Boss LLC per terms of a contract.
On June 2, 2010 the company issued 200,000 shares of common restricted stock to Roger Craig per terms of a contract.
On June 2, 2010 the company issued 200,000 shares of common restricted stock to Gary Brackett per terms of a contract.
On June 2, 2010 the company issued 100,000 shares of common restricted stock to June Enterprises per terms of a contract.
On June 2, 2010 the company issued 1,200,000 shares of common restricted stock to Robert Bakker per terms of a contract.
On June 2, 2010 the company issued 175,000 shares of common restricted stock to Michael L. George per terms of a contract.
On June 2, 2010 the company issued 100,000 shares of common restricted stock to Patrick Johnson per terms of a contract.
On June 2, 2010 the company issued 166,000 shares of common restricted stock to Rob Shorr per terms of a contract.
On June 2, 2010 the company issued 125,000 shares of common restricted stock to Cheryl M. Curtis per terms of a contract.
On June 2, 2010 the company issued 85,000 shares of common restricted stock to Corey Simpson per terms of a contract.
On June 2, 2010 the company issued 291,000 shares of common restricted stock to Simeon Rice per terms of a contract.
On June 2, 2010 the company issued 100,000 shares of common restricted stock to Profound Fitness, Inc. per terms of a contract.
On June 10, 2010 the company issued 392,500 shares of common restricted stock to Donald E. Ehrlich relevant to a conversion of the Company’s Preferred Stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and June 30, 2009. Revenues for the three months ended June 30, 2010 were $437,894 compared to $960,958 for the same period of 2009.

Net income for the three months ended June 30, 2010 was $58,697 compared to a net income of ($6,113) for the same period of 2009.

The Company's operating expenses were mainly attributable to marketing expenses, legal expenses, office lease, cost of goods sold, operating expenses, telephone and internet server and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses.  In an effort to reduce operating expenses, the Company is preparing to close the Las Vegas, Nevada office and consolidate administration and operations in a less expensive office/warehouse facility in Tampa Florida.

FUTURE OUTLOOK

The Company must develop or otherwise acquire additional products in order to achieve profitable levels of sales by maximizing marketing and advertising expenditure return.  Despite having loyal users of “Stemulite™ Fitness Formula for Men” and “Stemulite™ Fitness Formula for Women” the company needs additional products to be competitive. The Company expects to introduce its “Tsunami Strike” product into the market.  The Company must introduce one or more additional products in the next two quarters.  However, it can be expected that future operating expenses will increase with the need to expand the product line and to revitalize sales. The Company intends to investigate and consider any business alliance or opportunity that would reasonably provide products or services of a complementary nature to the Company's current products.   In the event of any possibility of future merger or acquisition there may be probable change in control of the Company and share reorganization and may involve significant changes made to the capitalization or stock ownership in the Company.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations and consolidation of facilities. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. There can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company.

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

Both cases continued as of June 30, 2010.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ Robert Bakker
Robert Bakker
Chief Financial Officer

Dated:	December 14, 2010