Form 10-Q
period 2010-09-30
Metabolic Research, Inc.
filed 2010-12-17
CIK 1081369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September  30, 2010, the Registrant has outstanding 60,408,009 shares of Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2010 and December 31, 2009

	September 30,		December 31,
ASSETS:	2010		2009
Current Assets
Cash and Cash Equivalent		$28,006	$84,686
Accounts Receivable		$-25,725	$441,715
Inventory		$116,961	$129,136
Deposits	$		$4,807
Prepaid Consulting	$		$443,898
Prepaid Financing		$0	$0

Total Current Assets		$119,242	$1,104,242

Other Assets
Investments in IDZIN, Inc.		$10,690	$10,690
Furniture & Equipment		$1,950	$2,442
Communication Equipment		$4,824	$4,824
Patents and Trademarks		$6,546,950	$10,255,152
License		$1,560,000	$1,560,000

Total Other Assets		$8,124,414	$11,833,108

Total Assets		$8,243,656	$12,937,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable		$548,959	$364,779
Credit Cards		$5,923	$11,531
Royalties Payable		$17,264	$378,185
Advances from Related Parties	$		$9,692
Note - Debenture		$0	$0
Payroll Tax Liability		$60,856	$19,586
Due Directors*		$12,607	$43,404
Notes Payable		$68,500	$0
Derivative Liability	$		$(36,056)

Total Current Liabilities		$714,109	$791,121

Stockholders' Equity
Preferred Stock - $0.001 par value, 50,000,000 shares
authorized: 9,815,000 issued and outstanding		$9,815	$9,815
Common Stock - $0.001 par value, 200,000,000 shares
authorized: 60,408,009 shares issued and outstanding		$60,408	$52,495
Additional paid in capital		$14,997,501	$14,997,501
Accumulated (deficit) during the development stage)		$(6,585,124)	$(2,913,582)

Total Stockholders' Equity		$7,529,546	$12,146,229

Total Liabilities and Stockholders' Equity		$8,243,656	$12,937,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

•	Due to KC Quintana who resigned from the Board of Directors for personal reasons on September 14th 2010

METABOLIC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended as of September 30, 2010 and 2009

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2010	2009		2010	2009

REVENUES:
Net Sales	$281,420		$2,016,947	$1,660,326	$3,769,315
Cost of Sales	$133,287		$355,677	$1,120,253	$1,376,735
Gross Profit	$148,133		$1,661,270	$540.073	$2,392,580

COSTS AND EXPENSES:
General and Administrative	$213,149		$792,488	$723,510	$1,617,151
Advertising Expense	$23,440		$185,093	$76,556	$836,382
Board of Directors Expense	$0		$0	$0	$0
Consulting Expense	$33,099		$101,679	$113,099	$460,008
Depreciation and Amortization	$3036		$492	$6,072	$1,476
Warehouse Expense	$0	$		$0	$0

Total Costs and Expenses	$269,689		$1,662,982	$917,760	$2,915,017

Operating Income (Loss)	$(115,484)		$(1,712)	$(368,704)	$(522,437)

OTHER INCOME (EXPENSE):
Interest Expense	$0		$0)	$482	$482

Income (Loss) before income taxes	$(115,484)		$(1,712)	$(368,704)	$(522,919)
Provision for income taxes	$0		$0	$0	$0

Net Income(Loss)	$(115,484)		$(1,712)	$(368,704)	$(522,919)

Other comprehensive income:
Derivative Items			$0	$68,358	$68,358
Notes Receivable Write-Off	$0		$0	$0	$0)
Net comprehensive Income (loss)	$(115,484)		$(1,712)	$(368,704)	$(454,561)

Net Income (loss) per common share
Basic and Diluted	$0.000		$0.010	$0.000	$0.000
Weighted average shares outstanding
Basic and Diluted	60,408,009		53,402,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended as of September 30, 2010 and 2009

	For the three months ended
	September 30,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)		$(115,484)		$(1,712)
Increase/(Decrease) in Accounts Receivable		$(25,725)		$243,137
Increase/(Decrease) in Prepaid Services	$			$69,431
Increase/(Decrease) in Other Assets			$
Increase/(Decrease) in Credit Cards		$5,923		818
Increase/(Decrease) Depreciation Expense		$3,036		(495)
Increase/(Decrease) in Payroll Liability		$60,856		(33,916)
Increase/(Decrease) Due Directors		$(12,607)		41,922
Increase/(Decrease) in Inventory		129,932		$0
(Increase)/Decrease in Accounts Payable		$(714,109)		$(209,913)
Increase/(Decrease) in Royalties Payable		$(17,264)		$(106,445)
Transactions not requiring cash:
Amortization of prepaid consulting fees		$(68,366)		(101,679)
Accrued Interest			$
Prepaid Consulting			$
Increase/(Decrease) in Other Liabilities			$
Net cash (used in) operating activities		$(115,484)		$(98,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment
Net cash(used in)Investing Activities		$0		$0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable
Bank overdraft
Repayment of loans payable			$
Proceeds from loans payable-officers			$
Repayment of loans payable-officers
Common stock issued for services
Additional paid in capital issued for services
Common stock issued for cash

Net cash provided by financing activities		$0	$

Net increase in cash and equivalents		$(115,484)		$(98,852)

Cash and equivalents at beginning of period		$93,521		$57,094

Cash and equivalents at end of period		$(12,281)		$(41,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

METABOLIC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

GENERAL

Metabolic Research, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2010. Since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10-K for the twelve months ended December 31, 2009.

DEVELOPMENTAL STAGE COMPANY

Metabolic Research, Inc. (the Company) is no longer considered a developmental stage company under SFAS 7. The Company has received substantial revenues from its planned principal operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and September 30, 2009.

Revenues for the three months ended September 30, 2010 were $281,420 compared to $2,016,947 for the same period of 2009. Net Loss for the three months ended September 30, 2010 was $115,484 compared to a net loss of $1,712 for the same period of 2009.

The Company's operating expenses were mainly attributable to marketing expenses, office lease, cost of goods sold, operating expenses, telephone and internet server and commencing operations prior to this quarter. Compared to the previous quarter results, the Company has increased operating expenses in proportion to its sales and it can be expected that future operating expense ratios may increase with continued decline in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted.  It is necessary for the Company to raise capital or seek additional financing. There can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company.

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

Recent Accounting Pronouncements—In March 2009, the FASB issued guidance on disclosures regarding derivative instruments and hedging activities. The guidance requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of this guidance were effective in the first quarter of fiscal year 2010. The adoption of the provisions did not impact the Company’s financial condition, results of operations or cash flows.

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

Subsequent Events

In a subsequent event David Ragan was appointed to the Board of Directors to serve until the next meeting of the Shareholders.

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

ITEM 4(T). CONTROLS AND PROCEDURES - continued

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

The Nevada case continued as of September 30, 2010.

ITEM 1A. RISK FACTORS

Except for the discussion herein, there have been no material changes from risk factors previously disclosed in our Form 10-K.

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

In particular, as a public company, our management will be required to continue to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 31, 2010 (“Fiscal 2010”). In addition, we will be required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Under current rules, we will be subject to this requirement beginning with our Annual Report on Form 10-K for fiscal year 2010. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Metabolic Research, Inc.

By:	/s/ Robert Bakker
Robert Bakker
Chief Executive Officer

By:	/s/ Robert Bakker
Robert Bakker
Chief Financial Officer

Dated:	December 17 , 2010